Form 10QSB
period 2004-06-30
TRYX VENTURES CORP
filed 2004-11-15
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[   ]     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                                          Commission File Number 000-50919

TRYX VENTURES CORP.
(Exact name of Small Business Issuer as specified in its charter)

BRITISH COLUMBIA                                                                                             N/A
(State or other jurisdiction of incorporation)                                                                                (IRS Employer Identification No.)

314-837 West Hastings Street
Vancouver, British Columbia, Canada V6C 3N6
(Address of principal executive offices)

604-642-6410
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,004,700 shares of common stock outstanding as of June 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our unaudited financial statements included in this Form 10-QSB is as follows:

     (a)     Balance Sheet as of June 30, 2004 (unaudited);
     (b)     Statement of Operations for the three months ended June 30, 2004 and 2003;
     (c)     Statement of Cash Flows for the three months ended June 30, 2004 and 2003 (unaudited);
     (d)     Notes to Financial Statements.

Our unaudited financial statements are stated in Canadian dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America. In the opinion of management, all adjustments (which, except as described in Note 3 to the accompanying financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

2

TRYX VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004
(Stated in Canadian Dollars)

TRYX VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in Canadian Dollars)

JUNE 30 MARCH 31
2004 2004
(Unaudited) (Audited)

ASSETS

Current
Cash	$7,644	$10,224
Goods and Services Tax recoverable	$1,356	$973
	$9,000	$11,197

LIABILITIES

Current
Accounts Payable	$49,667	$53,750
Loan Payable (Note 5)	$31,000	$21,000
	$80,667	74,750

SHAREHOLDER'S DEFICIENCY

Share Capital
Authorized
100,000,000 common shares without par vvalue
100,000,000 Class "A" preferred shares with a par value
of $1 each

Issued and outstanding:
3,004,700 common shares at June 30, 2004 and
March 31, 2004	322,328	322,328

Deficient Accumulated During The Exploration Stage	(393,995)	(385,881)
	(71,667)	(63,553)
	$9,000	$11,197

See accompanying notes

F1

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Stated in Canadian Dollars)

PERIOD FROM
INCEPTION
DECEMBER 23
THREE MONTHS ENDED 1999 TO
JUNE 30 JUNE 30
2004 2003 2004
(Unaudited) (Unaudited) (Unaudited)
Expenses
Exploration expenditures	$-	$-	$172,230
Consulting fees	-	-	5,000
Management fees	-	-	77,000
Office and sundry	56	632	2,160
Professional fees	5,688	-	82,575
Rent	2,250	2,250	40,500
Regulatory transfer agent fees	120	105	18,902
	8,114	2,987	398,367
Less: Interest Income	-	-	(4,372)

Net Loss For The Period	$(8,114)	$(2,987)	$(393,995)

Basic And Diluted Loss Per Share	$($0.01)	$($0.01)

Weighted Average Number Of Shares
Outstanding	3,004,700	3,004,700

See accompanying notes

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Stated in Canadian Dollars)

PERIOD FROM
INCEPTION
DECEMBER 23
THREE MONTHS ENDED 1999 TO
JUNE 30 JUNE 30
2004 2003 2004
(Unaudited) (Unaudited) (Unaudited)

Cash Flows From Operating Activities
Net loss for the period	(8,114)	(2,987)	(393,995)

Changes in non-cash working capital items:
Goods and Services Tax recoverable	(383)	1,563	(1,356)
Accounts payable	(4,083)	(3,429)	49,667
	(12,580)	(4,853)	(345,684)

Cash Flows From Financing Activites
Loan advance (repayment)	10,000	-	31,000
Issue of share capital	-	-	322,328
	10,000	-	353,328

Increase (Decrease) In Cash	(2,580)	(4,853)	7,644

Cash, Beginning Of Period	10,224	15,071	-

Cash, End Of Period	$7,644	10,218	$7,644

Supplementary Cash Flow Information
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes
F-3

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in Canadian Dollars)

1.   NATURE OF BUSINESS AND CONTINUING OPERATIONS

Tryx Ventures Corp. (“the Company”) was incorporated on December 23, 1999 under the laws of the Province of British Columbia, Canada. The Company’s principal business activity is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploring and developing the mineral claims. These financial statements are stated in Canadian dollars, the functional currency of the Company.

The unaudited financial statements of the Company at June 30, 2004, and for the three month period then ended, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2005. These interim financial statement should be read in conjunction with the financial statements for the fiscal year ended March 31, 2004 and the notes thereto. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

In 1999, the Company entered into an option agreement to acquire a 100% interest in twelve mineral claims in Ontario, Canada. The Company’s principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in 1999 and has not realized any revenues from its planned operations. The Company has not yet determined whether the property contains ore reserves that are economically recoverable. Upon location of a commercial mineable result, the Company will actively prepare the site for extraction and enter a development stage. The ability of the Company to emerge from the exploration stage with respect to its planned principal business activity is dependent upon successful efforts to raise additional equity financing and generate significant revenue. Since inception, the Company has funded operations through equity financing and loans. Management plans to seek additional capital through private placements and public offering of its common stock. There is no guarantee that the Company will be able to complete any of these objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As at June 30, 2004, the Company had a working capital deficit of $71,667. During the next twelve months, the Company intends to raise approximately $250,000 by equity financing.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in Canadian Dollars)

1.   NATURE OF BUSINESS AND CONTINUING OPERATIONS (Continued)

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2.   SIGNIFICANT ACCOUNTING POLICIES

      a)   Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses for the periods reported. Actual results could differ from these estimates.

      b)   Financial Instruments

The Company’s financial instruments consist of cash, Goods and Services Tax recoverable, accounts payable and loan payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

      c)   Exploration and Development Costs

The Company has been in the exploration stage since its formation in December 1999 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. Payments related to the acquisition of the land and mineral rights are capitalized as incurred.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in Canadian Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d)  Net Income (Loss) Per Share

The Company computes loss per share in accordance with SFAS No. 128 - “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.

Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive. For all periods presented, the Company has no potential dilutive shares.

       e)   Income Taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109 - “Accounting for Income Taxes” (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

      f)    Stock Based Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 - “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - “Accounting for Stock Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in Canadian Dollars)

3.   NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded on other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003. Management has evaluated the provisions of this statement and does not believe that is will have significant impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management has evaluated the provisions of this statement and does not believe that it has a material impact on the Company’s financial statements.

4.   INTEREST IN MINERAL CLAIMS

The Company has entered into an option agreement, as amended, to acquire a 100% interest, subject to a 3% net smelter return royalty, in twelve claims located in Briggs Township, Ontario. In order to exercise the option, the Company must incur exploration expenditures on the property of $100,000 by February 15, 2001, and a further $120,000 by February 15, 2005. In addition, the Company must make cash payments totalling $60,000 as follows:

a)  $10,000 on execution of the option agreement;
b)     $7,500 cash payment payable 30 days from the date the Company’s common shares commence trading on a recognized stock exchange, with a further
        $7,500 cash payment payable 13 months after the date the Company’s common shares commence trading on a recognized stock exchange;
      c)     $15,000 payable 12 months after payment required under (b) above is made; and
      d)     $20,000 cash payment payable 12 months after the payment required under (c) above is made.

      At any time on, or before, the first anniversary following the commencement of commercial production on the property, the Company shall have the right to purchase, for $500,000 per 0.5% acquired, up to a maximum of 2.0% of the 3% net smelter return royalty attached to the property.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in Canadian Dollars)

5.   LOAN PAYABLE

The loan is interest free, unsecured and repayable on demand.

6.   SHARE CAPITAL

Of the Company’s issued and outstanding common shares, 1,000,000 common shares are held in escrow to be released on a time basis, as to 10%, on the date the Company’s shares commence trading on the TSX Venture Exchange, and 15% at the end of each six month period thereafter.

The Company has no stock option plan and has not granted any stock options.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in our Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We were incorporated on December 23, 1999 under the laws of the Province of British Columbia by registration of our Memorandum and Articles pursuant to the Company Act (British Columbia). Our principal executive office is located at 314 - 837 West Hastings Street, Vancouver, British Columbia, Canada V6C 3N6. The telephone number of our principal executive office is 604-642-6410. We do not have any subsidiaries, nor are we planning to acquire any subsidiaries.

We are a start-up company and have not yet generated or realized any revenues from our business operations. We are a resource company engaged in the acquisition, exploration, development and exploitation of mineral properties. Our main focus has been the identification and potential development of mineral properties. Our sole interest is in an option that we own to acquire the Niemetz property which consists of 33 units covering 1,300 acres in a group of 12 unpatented mining claims situated in the southwest corner of Briggs Township in the Sudbury Mining Division of Ontario. The mineral properties that we have an option to acquire are in the pre-exploration stage and are not commercially viable at this time. The properties require further exploration before we are able to ascertain whether commercially viable quantities of ore exist on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these properties.

Description of our Claims on the Niemetz Property

Pursuant to an option agreement dated February 15, 2000, as amended by amending agreements dated February 15, 2002, July 25, 2003, and February 15, 2004, the owners of the Niemetz property granted to us an option entitling us to acquire an undivided 100% interest in the mineral claims set out in the table below. Subsequent to the option agreement, the owners completed sufficient exploration assessment work on the mineral claims so as to extend the expiry dates set out in the option agreement to those set out in the following table.

Township	Claim No.	No. of Units	Expiry Date
Briggs	S1230613	3	October 16, 2004
Briggs	S1230653	2	November 9, 2004
Briggs	S1230655	3	December 2, 2004
Briggs	S1230656	1	December 2, 2004
Briggs	S1230657	7	December 2, 2004
Briggs	S1230658	3	December 16, 2004
Briggs	S1230660	1	December 2, 2004
Briggs	S1230661	1	November 19, 2004
Briggs	S1230671	6	November 12, 2004
Briggs	S1197570	1	November 19, 2004
Briggs	S1229493	4	October 19, 2004
Briggs	S1240178	1	February 16, 2005

In order to exercise the option, we will be required to:

     (a)     make the following cash payments to the owners of the Niemetz property:

           (i)     $10,000 upon the execution of the option agreement (which has been paid);

  (ii)    an additional $7,500 on or before the day which is thirty days from the day our common shares are listed or quoted for trading on a recognized stock exchange, electronic trading facility or automated dealer quotation system, with a further $7,500 on or before the day which is 13 months from the day our common shares are listed or quoted for trading on a recognized stock exchange, electronic trading facility or automated dealer quotation system;

                    (iii)   an additional $15,000 on or before the day which is 12 months from the date the second payment required under (ii) above is made; and

                   (iv)    an additional $20,000 on or before the day which is 12 months from the date the payment required under (iii) above is made; and

      (b)     spend equal to or more than the folloan additional one-sixth of the royalty for the sum of $500,000.wing amounts on exploration and development work on the Niemetz property:
                   (i)     $100,000 on or before February 15, 2001 (which has been expended); and

(ii)     an additional $120,000 on or before February 15, 2005.

When and if we earn an undivided 100% interest in the Niemetz property, the owners of the Niemetz property will retain a 3% net smelter return royalty in respect of any proceeds received from the sale of ores, concentrates or minerals produced from the property, after deducting transportation, smelting, refining, marketing and insurance costs, subject to our right to purchase, at any time, the following portions of the royalty:

  one-sixth of the royalty for the sum of $500,000;
  an additional one-sixth of the royalty for the sum of $500,000;
  an additional one-sixth of the royalty for the sum of $500,000; and
  an additional one-sixth of the royalty for the sum of $500,000.

Mineral Claims in the Province of Ontario

In the Province of Ontario, there are two types of mineral claims: patented and unpatented. Patented claims are fee simple and need not have exploration conducted on them to keep them in good standing. Unpatented mineral claims have a life of two years and to extend the life of the claim, certified exploration assessment work must be performed on at least part of the claim and be filed with the Ontario Provincial Mining Recorder before the expiry date of the mineral claim. If more work is conducted than required, the extra assessment value may be banked as credits and the claim holder is allowed to use these credits on contiguous claims or the same claim in lieu of new work. Once five years of total assessment work has been completed and the claim holder plans to enter into mineral extractive development and production, the claim holder may bring the claim up to leasehold status at which time a legal survey is conducted and submitted along with the appropriate leasehold fees, eliminating the need to perform and submit assessment work.

An unpatented mineral claim is owned by the claim holder and, in turn, the optionee if the claim holder sells that right to the optionee. With an option agreement, the claims remain with the claim holder until all of the conditions of the option agreement have been satisfied, at which time the claims are transferred to the optionee less any pre-negotiated royalty.

The owners the Niemetz property mineral claims and have optioned the claims to us and we are obligated to complete the appropriate work and satisfy the conditions of the option agreement. If we satisfy all of the terms and conditions of the option agreement, then we will own the claims 100% less the negotiated royalty. The royalty is only exercisable if the claim is brought into production.

The land and mineral rights are owned by the Ontario provincial government until such time the claim holder and its assigns bring the claim to leasehold or patent status to exploit the production of a metal or mineral from the claim. Until then, the claim holder and its assigns are only granted the exclusive right to explore for the metal or mineral on the land staked or covered by the claim.

Plan of Operation

In our management's opinion, we plan to achieve the following events or milestones by the end of calendar year 2005, as a result of exploratory surveys there were required to test the economic mineral potential of the Niemetz property.

The anticipated activities of the company in the next 12 months are as follows:

Start Date	Material Activity	Approximate Time Required
April 2005	Survey grid re-establishment	Four weeks
May 2005	Gradient realsection TDIP survey fill-in	Four weeks
June 2005	Power stripping and washing Rock sampling and assaying Detailed geological mapping	Eight weeks
August 2005	Diamond drill testing	Eight weeks
October 2005	Report and engineering	Six weeks
December 2005	Evaluation	Ten weeks

The surveys included power stripping and washing, survey control, additional fill-in Induced Polarization, road access and diamond drilling.

We believe that the property is of sufficient merit to justify the following program of further detailed exploration.

Program	Cost
General and Administrative Expenses	$72,000
Drilling Costs	$124,000
Surveying Costs	$21,000
Rock Sampling and Assays	$4,000
Contingencies	$29,000
Total	$250,000

We estimate that the above work will require approximately 7 to 12 months for completion. There is no other substantial exploration anticipated beyond that which we have set out in the above table. Additional exploration will only be undertaken on obtaining positive results in Phase I surveys and the cost of such additional work will depend on the analysis of the completed preliminary work. Any additional work beyond the program set out in the table above would entail significant additional costs and we have no funding at this time to cover such costs.

As of June 30, 2004, we had cash on hand in the amount of $7,644. We anticipate that we will require a further $250,000 to complete the above work. We have sufficient cash on hand to operate for the next several months. We plan to raise additional capital to meet the work program funding requirements through an equity offering under Regulation S in which the proposed offering and sale would be made outside the United States in an offshore transaction with no directed selling efforts made in the United States. Under the terms of the property option agreement with the owners of the Niemetz property, we are required to spend $120,000 on the exploration of the Niemetz property before February 15, 2005, which the above work program will satisfy.

We expect to be able to make a determination during the next 12 months as to whether to continue exploration of the Niemetz property. If we decide not to continue exploration, we will search for other acquisitions for exploration of mineral resource properties or cease operations.

It is impossible for us to state with any certainty dates on which any of the above-mentioned plans may become reality as it is dependant on many factors including the date we receive our trading symbol, the date we are able to raise sufficient funds to finance the exploration of the Niemetz property, the success of identifying suitable properties for acquisition and the length of time it takes to close on such acquisitions, once identified. As a result, our goal is to pursue such potentials as aggressively and swiftly as possible. To date, we have not entered into any discussion or agreements with respect to any financings.

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our resource properties in Ontario. To date, execution of our business plan has largely focused on acquiring our interest in the properties from which to establish a going forward exploration and development plan.

Our Chief Executive Officer, Alessandra Bordon, our Chief Financial Officer, Franco Perrotta, our director, Jeff Poloni and our Secretary, Mauro Baessato, are the only employees of our company. We do not expect any significant changes in the number of our employees. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis.

Results of Operation

We did not earn any revenues from inception through the reporting period ended June 30, 2004. We do not anticipate earning revenues until such time that we exercise our option on the Niemetz property and enter into commercial production of the mineral properties.

Our financial statements are stated in Canadian dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America.

We incurred operating expenses in the amount of $8,114 for the three month period ended June 30, 2004, compared to operating expenses in the amount of $2,987 for the same three month period in the prior year. The increase in operating expenses is primarily attributable to the payment of professional fees. Our operating expenses for the three month period ended June 30, 2004 included: (a) $56 for office and sundry expenses, (b) professional fees in the amount of $5,688 primarily for legal fees and accounting fees, (c) $2,250 payment for rent, and (d) $120 for regulatory and transfer agent fees. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss in the amount of $8,114 for the three month period ended June 30, 2004, compared to a loss of $2,987 for the three month period ended June 30, 2003. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of June 30, 2004, we had cash in the amount of $7,644. As of June 30, 2004 we had $80,667 in current liabilities.

We have suffered recurring losses. The continuation of our company as a going concern is dependent upon us attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern Considerations

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. For these reasons and due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our deficit is $393,995 as of the June 30, 2004.

Item 3.   Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”), Ms. Alessandra Bordon, and Chief Financial Officer (“CFO”), Mr. Franco Perotta. Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the reporting period on August 19, 2004, the registration statement filed on Form SB-2 (Commission file number 333-107827) was declared effective. This offering has commenced and is ongoing. At the present time, we have not completed any sales of our securities.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRYX VENTURES CORP.

Date:     November 15, 2004                                                                /s/ Alessandra Bordon
                                                                                                            Alessandra Bordon
                                                                                                            President, Chief Executive Officer, and Director

                                                                                                             /s/  Franco Perrotta
                                                                                                             Franco Perrotta
                                                                                                             Chief Financial Officer and Director

