Form 10QSB
period 2004-09-30
TRYX VENTURES CORP
filed 2004-11-16
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

3,004,700 shares of common stock outstanding as of September 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

Our unaudited financial statements included in this Form 10-QSB is as follows:

     (a)     Balance Sheet as of September 30, 2004 (unaudited);
     (b)     Statement of Operations for the six months ended September 30, 2004 and 2003;
     (c)     Statement of Cash Flows for the six months ended September 30, 2004 and 2003 (unaudited);
     (d)     Notes to Financial Statements.

Our unaudited financial statements are stated in Canadian dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America. In the opinion of management, all adjustments (which, except as described in Note 3 to the accompanying financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

2

TRYX VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in Canadian Dollars)

TRYX VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in Canadian Dollars)

SEPTEMBER 30 MARCH 31
2004 2004
(Unaudited) (Audited)

ASSETS

Current
Cash	$6,820	$10,224
Goods and Services Tax recoverable	1,496	973
	$8,316	$11,197

LIABILITIES

Current
Accounts Payable	$53,541	$53,750
Loan Payable (Note 5)	31,000	21,000
	84,541	74,750

SHAREHOLDER'S DEFICIENCY

Share Capital
Authorized
100,000,000 common shares without par vvalue
100,000,000 Class "A" preferred shares with a par
value of $1 each

Issued and outstanding:
3,004,700 common shares at September 30, 2004
and March 31, 2004	322,328	322,328

Deficient Accumulated During The Exploration Stage	(398,553)	(385,881)
	(76,225)	(63,553)
	$8,316	$11,197

See accompanying notes

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in Canadian Dollars)

PERIOD FROM
INCEPTION
DECEMBER 23
THREE MONTHS ENDED SIX MONTHS ENDED 1999 TO
SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30
2004 2003 2004 2003 2004
Expenses
Exploration expenditures	$1,711	$-	$1,711	$-	$173,941
Consulting fees	-	-	-	-	5,000
Management fees	-	-	-	-	77,000
Office and sundry	193	86	249	718	2,353
Professional fees	-	9,729	5,688	9,729	82,575
Rent	2,250	2,250	4,500	4,500	42,750
Regulatory transfer agent fees	404	105	524	210	19,306
	4,558	12,170	12,672	15,157	402,925
Less: Interest Income	-	-	-	-	(4,372)

Net Loss For The Period	(4,558)	$(12,170)	(12,672)	$(15,157)	$(398,553)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	3,004,700	3,004,700	3,004,700	3,004,700

See accompanying notes

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in Canadian Dollars)

PERIOD FROM
INCEPTION
DECEMBER 23
THREE MONTHS ENDED SIX MONTHS ENDED 1999 TO
SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30
2004 2003 2004 2003 2004

Cash Flows From Operating Activities
Net loss for the period	$(4,558)	(12,170)	$(12,672)	$(15,157)	$(398,553)

Changes in non-cash working capital items:
Goods and Services Tax recoverable	(140)	(457)	(523)	1,106	(1,496)
Accounts payable	3,874	2,458	(209)	(971)	53,541
	(824)	(10,169)	(13,404)	(15,022)	(346,508)

Cash Flows From Financing Activites
Loan advance (repayment)	-	10,000	10,000	10,000	31,000
Issue of share capital	-	-	-	-	322,328
	-	10,000	10,000	10,000	353,328

Increase (Decrease) In Cash	(824)	(169)	(3,404)	(5,022)	6,820

Cash, Beginning Of Period	7,644	10,218	10,224	15,071	-

Cash, End Of Period	$6,820	$10,049	$6,820	$10,049	$6,820

Supplementary Cash Flow Information
Interest paid	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-

See accompanying notes

TRYX VENTURES CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
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

The unaudited financial statements of the Company at September 30, 2004, and for the six month period then ended, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2005. These interim financial statement should be read in conjunction with the financial statements for the fiscal year ended March 31, 2004 and the notes thereto. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

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

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in Canadian Dollars)

1.   NATURE OF BUSINESS AND CONTINUING OPERATIONS (Continued)

As at September 30, 2004, the Company had a working capital deficit of $76,225. During the next twelve months, the Company intends to raise approximately $250,000 by equity financing.

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

SEPTEMBER 30, 2004
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

SEPTEMBER 30, 2004
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

a)     $10,000 on execution of the option agreement (paid);
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

SEPTEMBER 30, 2004
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

                    (iii)   an additional $15,000 on or before the day which is 12 months from the date the second payment required under (ii) above is made; and

                    (iv)   an additional $20,000 on or before the day which is 12 months from the date the payment required under (iii) above is made; and

     (b)     spend equal to or more than the following amounts on exploration and development work on the Niemetz property:

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

As of September 30, 2004, we had cash on hand in the amount of $6,820. We anticipate that we will require a further $250,000 to complete the above work. We have sufficient cash on hand to operate for the next several months. We plan to raise additional capital to meet the work program funding requirements through an equity offering under Regulation S in which the proposed offering and sale would be made outside the United States in an offshore transaction with no directed selling efforts made in the United States. Under the terms of the property option agreement with the owners of the Niemetz property, we are required to spend $120,000 on the exploration of the Niemetz property before February 15, 2005, which the above work program will satisfy.

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

Results of Operation

We did not earn any revenues from inception through the reporting period ended September 30, 2004. We do not anticipate earning revenues until such time that we exercise our option on the Niemetz property and enter into commercial production of the mineral properties.

Our financial statements are stated in Canadian dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America.

We incurred operating expenses in the amount of $4,558 for the three month period ended September 30, 2004, compared to operating expenses in the amount of $12,170 for the same three month period in the prior year. The decrease in operating expenses is primarily attributable to the decrease in professional fees. Our operating expenses for the three month period ended September 30, 2004 included: (a) exploration expenditures in the amount of $1,711, (b) $193 for office and sundry expenses, (c) $2,250 payment for rent, and (d) $404 for regulatory and transfer agent fees. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss in the amount of $4,558 for the three month period ended September 30, 2004, compared to a loss of $12,170 for the three month period ended September 30, 2003. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of September 30, 2004, we had cash in the amount of $6,820. As of September 30, 2004 we had $84,541 in current liabilities.

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

Going Concern Considerations

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. For these reasons and due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our deficit is $398,553 as of the September 30, 2004.

Item 3.     Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”), Ms. Alessandra Bordon, and Chief Financial Officer (“CFO”), Mr. Franco Perotta. Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

