Form 10QSB
period 2004-12-31
TRYX VENTURES CORP
filed 2005-02-16
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

3,004,700 shares of common stock outstanding as of December 31, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our unaudited financial statements included in this Form 10-QSB is as follows:

     (a)     Balance Sheet as of December 31, 2004 (unaudited);
     (b)     Statement of Operations for the three and nine months ended December 31, 2004 and 2003;
     (c)     Statement of Cash Flows for the three and nine months ended December 31, 2004 and 2003 (unaudited);
     (d)     Notes to Financial Statements.

Our unaudited financial statements are stated in Canadian dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America. In the opinion of management, all adjustments (which, except as described in Note 3 to the accompanying financial statements, consist only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2004 are not necessarily indicative of the results that can be expected for the full year.

2

TRYX VENTURES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Stated in Canadian Dollars)

TRYX VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in Canadian Dollars)

	DECEMBER 31	MARCH 31
	2004	2004
	(Unaudited)	(Note 1)

ASSETS

Current
Cash	$2,017	$10,224
Goods and Services Tax recoverable	2,417	973

	$4,434	$11,197

LIABILITIES

Current
Accounts payable	$50,362	$53,750
Loan payable (Note 5)	47,000	21,000
	97,362	74,750

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares without par value
100,000,000 Class “A” preferred shares with a par value of $1 each
Issued and outstanding:
3,004,700 common shares at December 31, 2004 and March 31, 2004	322,328	322,328

Deficit Accumulated During The Exploration Stage	(415,256)	(385,881)
	(92,928)	(63,553)

	$4,434	$11,197

See accompanying notes

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in Canadian Dollars)

					PERIOD FROM
					INCEPTION
					DECEMBER 23
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2004	2003	2004	2003	2004

Expenses
Exploration expenditures	$4,400	$7,736	$6,111	$7,736	$178,341
Consulting fees	-	-	-	-	5,000
Management fees	-	-	-	-	77,000
Office and sundry	1,375	263	1,624	981	3,728
Professional fees	8,467	1,737	14,155	11,466	91,042
Rent	2,250	2,250	6,750	6,750	45,000
Regulatory and transfer agent fees	211	105	735	315	19,517
	16,703	12,091	29,375	27,248	419,628
Less: Interest Income	-	-	-	-	(4,372)

Net Loss For The Period	$(16,703)	$(12,091)	$(29,375)	$(27,248)	$(415,256)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	3,004,700	3,004,700	3,004,700	3,004,700

See accompanying notes

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in Canadian Dollars)

					PERIOD FROM
					INCEPTION
					DECEMBER 23
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(16,703)	$(12,091)	$(29,375)	$(27,248)	$(415,256)

Changes in non-cash working capital items:
Goods and Services Tax recoverable	(921)	(537)	(1,444)	569	(2,417)
Accounts payable	(3,179)	4,889	(3,388)	3,918	50,362
	(20,803)	(7,739)	(34,207)	(22,761)	(367,311)

Cash Flows From Financing Activities
Loan advance (repayment)	16,000	5,000	26,000	15,000	47,000
Issue of share capital	-	-	-	-	322,328
	16,000	5,000	26,000	15,000	369,328

Increase (Decrease) In Cash	(4,803)	(2,739)	(8,207)	(7,761)	2,017

Cash, Beginning Of Period	6,820	10,049	10,224	15,071	-

Cash, End Of Period	$2,017	$7,310	$2,017	$7,310	$2,017

Supplementary Cash Flow Information
Interest paid	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-

See accompanying notes

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004
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

The unaudited financial statements of the Company at December 31, 2004, and for the nine month period then ended, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the nine months ended December 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2005. These interim financial statement should be read in conjunction with the financial statements for the fiscal year ended March 31, 2004 and the notes thereto. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

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

DECEMBER 31, 2004
(Unaudited)
(Stated in Canadian Dollars)

1.   NATURE OF BUSINESS AND CONTINUING OPERATIONS (Continued)

As at December 31, 2004, the Company had a working capital deficit of $97,362. During the next twelve months, the Company intends to raise approximately $250,000 by equity financing.

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

DECEMBER 31, 2004
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

DECEMBER 31, 2004
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

DECEMBER 31, 2004
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

Description of our Claims on the Niemetz Property

Pursuant to an option agreement dated February 15, 2000, as amended by amending agreements dated February 15, 2002, July 25, 2003, and February 15, 2004, the owners of the Niemetz property granted to us an option entitling us to acquire an undivided 100% interest in certain mineral claims. The Niemetz property consists of 33 units covering 1,300 acres in a group of 12 unpatented mining claims situated in the southwest corner of Briggs Township in the Sudbury Mining Division of Ontario. Our sole interest is in this option to acquire the Niemetz property. The Niemetz property is in the pre-exploration stage and is not commercially viable at this time. The properties require further exploration before it is possible to ascertain whether commercially viable quantities of ore exist on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these properties.

Subsequent to the option agreement, the owners completed exploration assessment work on the mineral claims and extended the expiry dates set out in the option agreement. The units listed in the following table are currently in good standing:

Township	Claim No.	No. of Units	Expiry Date
Briggs	S1230613	3	October 16, 2005
Briggs	S1230653	2	November 9, 2005
Briggs	S1230655	3	December 2, 2005
Briggs	S1230656	1	December 2, 2005
Briggs	S1230657	7	December 2, 2005
Briggs	S1230661	1	November 19, 2005
Briggs	S1230671	6	November 12, 2005
Briggs	S1197570	1	November 19, 2005
Briggs	S1229493	4	October 19, 2005
Briggs	S1240178	1	February 16, 2005

The units listed in the following table have expired:

Township	Claim No.	No. of Units	Expiry Date
Briggs	S1230658	3	December 16, 2004
Briggs	S1230660	1	December 2, 2004

In order to exercise the option on the remaining mineral claims that have not expired, we will be required to:

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

Our shares were quoted for trading on the NASD over the counter bulletin board on August 19, 2004. The option agreement provides that we must pay a $7,500 on or before the day which is thirty days from the day our common shares are listed or quoted for trading on a recognized stock exchange, electronic trading facility or automated dealer quotation system. We have not made this payment. In addition, the option agreement also provides that we must expend an additional $120,000 on or before February 15, 2005 for exploration and development work on the Niemetz property. As of December 31, 2004, we had cash on hand in the amount of $2,017. As a result of our limited working capital, we will be unable to make the required $120,000 expenditure for exploration and development work. As a result, we are in default of the option agreement.

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

Plan of Operation

As a result of our limited working capital and following a review of the results of the initial phase of exploration, our management has determined that it is not in our best interests to continue exploration of the Niemetz property. Due to our failure to satisfy the conditions required to exercise the option, we are not obligated to take any further action or make any additional payments. Our plan of operation over the next twelve months is now to search for other acquisitions for exploration of mineral resource properties.

As of December 31, 2004, we had cash on hand in the amount of $2,017. We anticipate that we will require additional financing to enable us to complete an acquisition. We plan to raise additional capital through an equity offering under Regulation S in which the proposed offering and sale would be made outside the United States in an offshore transaction with no directed selling efforts made in the United States. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

It is impossible for us to determine whether we will be successful in identifying other suitable properties for acquisition and the length of time it will take to close on such acquisitions, once identified. As a result, our goal is to pursue such potentials as aggressively and swiftly as possible. To date, we have not entered into any discussion or agreements with respect to any financings.

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

Results of Operation

We did not earn any revenues from inception through the reporting period ended December 31, 2004. We do not anticipate earning revenues until such time that we exercise our option on the Niemetz property and enter into commercial production of the mineral properties.

Our financial statements are stated in Canadian dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America.

We incurred operating expenses in the amount of $16,703 for the three month period ended December 31, 2004, compared to operating expenses in the amount of $12.091 for the same three month period in the prior year. The increase in operating expenses is primarily attributable to the increase in professional fees. Our operating expenses for the three month period ended December 31, 2004 included: (a) exploration expenditures in the amount of $4,400, (b) $1,375 for office and sundry expenses, (c) professional fees in the amount of $8,467, (d) $2,250 payment for rent, and

(e) $211 for regulatory and transfer agent fees. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss in the amount of $16,703 for the three month period ended December 31, 2004, compared to a loss of $12,091 for the three month period ended December 31, 2003. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of December 31, 2004, we had cash in the amount of $2,017. As of December 31, 2004 we had $97,362 in current liabilities.

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

Going Concern Considerations

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. For these reasons and due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our deficit is $415,256 as of the December 31, 2004.

Item 3.     Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”), Ms. Alessandra Bordon, and Chief Financial Officer (“CFO”), Mr. Franco Perotta. Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

None.

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

                                                                                                            TRYX VENTURES CORP.

Date:     February 14, 2005                                                                            /s/ Alessandra Bordon
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

