Form 10KSB
period 2005-03-31
TRYX VENTURES CORP
filed 2005-07-19
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: March 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from:  _________ to ________

Commission file number: 000-50919
Tryx Ventures Corp.
(Name of small business issuer in its charter)
British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
314-837 West Hastings Street Vancouver, British Columbia, Canada	V6C 3N6
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 604-642-6410
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,672,059 as of June 8, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
6,004,700 Common Shares as of June 8, 2005.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

Item 1:  Description of Business

Company Overview

We were incorporated on December 23, 1999 under the laws of the Province of British Columbia by registration of our Memorandum and Articles pursuant to the Company Act (British Columbia). Our principal executive office is located at 314 - 837 West Hastings Street, Vancouver, British Columbia, Canada V6C 3N6. The telephone number of our principal executive office is 604-642-6410.

Description of Business

We are a start-up company and have not yet generated or realized any revenues from our business operations. We are a resource company engaged in the acquisition, exploration, development and exploitation of mineral and oil and gas properties. Our main focus has been the identification and potential development of mineral and oil and gas properties.

Trident Agreement

On March 7, 2005, we entered into a purchase, sale and assumption agreement (the Trident Agreement) with Trident Oil & Gas, Inc., a Nevada corporation (Trident) in which the Company acquired all of Tridents undivided 37.5% right, title and interests in and to certain Oil and Gas Leases, Declarations of Pooling, Oil and/or Gas Wells, Joint Operating Agreements, Farm-Out Agreements and certain other Contracts and Agreements relating to certain oil and gas prospects in an area known generally as the East Corning Area lying in and around the County of Tehama, California.

Pursuant to the Trident Agreement, we agreed to pay Trident aggregate consideration of Two Hundred and Fifty Thousand Dollars ($250,000) by way of the immediate issuance from treasury of One Million (1,000,000) restricted common voting shares at the price of $0.10 per share ($100,000) and One Hundred and Fifty Thousand Dollars ($150,000) in cash within 180 days of March 7, 2005. To date, no amounts have been paid pursuant to this Agreement.

Atlas Agreement

On March 7, 2005, we , entered into a purchase, sale and assumption agreement (the Atlas Agreement) with Atlas Energy Corp., a Nevada corporation (Atlas) in which we acquired all of Atlas undivided 75% right, title and interests in and to certain Oil and Gas Leases, Declarations of Pooling, Oil and/or Gas Wells, Joint Operating Agreements, Farm-Out Agreements and certain other Contracts and Agreements relating to certain oil and gas prospects in an area known generally as the Triangle T Area lying in and around the County of Madera, California.

Our acquisition of an undivided 75% right, title and interests in and to certain Oil and Gas Leases, Declarations of Pooling, Oil and/or Gas Wells, Joint Operating Agreements, Farm-Out Agreements and certain other Contracts and Agreements relating to certain oil and gas prospects in an area known generally as the Triangle T Area lying in and around the County of Madera, California is subject to a third party’s option to acquire between five and fifty percent of the total working interest that we purchased in this property. In the event that the option is exercised on this property, the purchase price is set at $34,000 per percentage point purchased by the optionee. As a result, the purchase price will be $170,000 if the optionee exercises the option and acquires the minimum of 5% of our interest and $1,700,000 if the optionee exercises the option and acquires the maximum of 50% of the Company’s interest. At the time of this acquisition by us, the exercise period on this option was from the date of the execution of the Option Agreement on April 1, 2003 to the date that the property is ready for drilling or 24 months, whichever occurs first. On April 1, 2005, we entered into an Amending Agreement to the Option Agreement (Amendment) with the optionee and extended the option period. Under the terms of the Amended, the optionee may exercise this option from the date of the execution of the Option Agreement on April 1, 2003 to the date that the property is ready for drilling or 48 months, whichever occurs first.

Pursuant to the Atlas Agreement, we agreed to pay Atlas aggregate consideration of Five Hundred and Fifty Thousand Dollars ($550,000) by way of the immediate issuance from treasury of Two Million (2,000,000) restricted common voting shares at $0.10 per share ($200,000) and Three Hundred and Fifty Thousand Dollars ($350,000) in cash within 180 days of March 7, 2005. To date, no amounts have been paid pursuant to this Agreement.

The Trident Agreement and the Atlas Agreement have been previously filed on Form 8-K May 7, 2005.

The Niemetz Property

Previously, we had an option to develop oil and gas claims on property in British Columbia we referred to as the Niemetz Property.

On March 1, 2005, by way of agreement, we notified the owners of the Niemetz property by letter that we would be unable to exercise the option and as a result, considered it terminated. This letter was accepted by the owners of the Niemetz Property as full and final satisfaction of all obligations and claims arising out of and from the agreement(s) with the owners of the property.

We were unable to raise funds to satisfy our commitments under the agreements regarding the Niemetz property because we could not offer potential investors any assurances that a commercially viable mineral deposit existed on any of the properties. As such, we determined that it was in the best interests of the stockholders to remove the obligations to continue with these properties and to focus its efforts on the newly acquired oil and gas properties.

Competition

The oil and gas industry is highly competitive in all its phases. Properties in which we have an interest will encounter strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain their properties.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark. We are not party to any labor contracts. We are not party to any royalty agreements except to the extent royalty payments would be due pursuant to the Trident Agreement and the Atlas Agreement once the final payments are made thereunder.

Research and Development

We did not incur any research and development costs in the fiscal years ending March 31, 2004 and March 31, 2005. We incurred exploration expenditures of $7,736 and $6,111 respectively for the fiscal years ended March 31, 2004 and March 31, 2005.

Government Regulation

The federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or pro-ration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

There are no costs to us at the present time in connection with compliance with environmental laws. Costs, however, could occur at any time through industrial accident or in connection with a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We did not have any employees during the fiscal year ended March 31, 2005.

Item 2:  Description of Property

We maintain our corporate office at 314-837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6. This office space is used to receive mail and perform other minimal corporate functions.

Item 3:  Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4:  Submission of Matters to a Vote of the Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “TRYXF.OB”.

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Market Information

Fiscal Year Ending March 31, 2005
Quarter Ended	High $	Low $
December 31, 2004 March 30, 2005	.97 .97	0 0

On March 30, 2005 closing price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $.97.

Penny Stock

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of March 31, 2005, there are 51 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

During the fiscal year ended March 31, 2005, we did not have any equity compensation plans in place.

Recent Sales of Unregistered Securities

As partial consideration payable pursuant to the Atlas Agreement and the Trident Agreement referred to above, we issued 2,000,000 shares of our common stock to Atlas Energy Corp. at a price of $0.10 per share and 1,000,000 shares of our common stock to Trident Oil & Gas, Inc. at a price of $0.10 per share.

Item 6:                 Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Plan of Operation

Over the next twelve (12) months, our plan of operation is to use our best efforts to generate sufficient funds through the private placement of our common shares and/or through shareholder loans and/or through borrowing funds from third parties in order to complete the purchases and sales contemplated under the Trident Agreement and the Atlas Agreement. In order for us to complete these agreements, we are required to raise the total amount of $500,000 on or before September 7, 2005. Thereafter, we intend to participate in the exploration and/or drilling of these properties. As of March 31, 2005, we had cash in the amount of $6,575 and current liabilities of $737,105. Our limited cash will not be sufficient to satisfy our requirements for the coming twelve (12) months. In particular, we are obligated to pay $500,000 in cash by September 7, 2005, by reason of the Trident and Atlas Agreements discussed above. We will have to raise additional capital during the course of the next fiscal year in order to meet our cash requirements.

We do not anticipate performing any product research and development during the next twelve months. We do not anticipate purchasing or selling any significant plant or equipment.

We do not anticipate hiring any employees in the next twelve months.

Results of Operations

We did not earn any revenues from inception through the reporting period ended March 31, 2005. We do not anticipate earning revenues unless and until such time as either or both of the Atlas or Trident properties go into production. We do not expect that either property will do so in the next twelve months, if ever.

Our financial statements are stated in Canadian dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America.

We incurred operating expenses in the amount of $61,357 for the year ended March 31, 2005, compared to operating expenses in the amount of $44,429 for the prior year. The increase in operating expenses is primarily attributable to the increase in professional fees. Our operating expenses for the year ended March 31, 2005 included: (a) exploration expenditures and optional payments in the amount of $13,611, (b) $1,694 for office and sundry expenses, (c) professional fees in the amount of $35,413, (d) $9,000 payment for rent, and (e) $1,639 for regulatory and transfer agent fees. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss in the amount of $61,357 for the year ended March 31, 2005, compared to a loss of $44,429 for the year ended March, 2004. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of March 31, 2005, we had cash in the amount of $6,575. As of March 31, 2005 we had $737,105 in current liabilities. Our liabilities primarily consisted of accounts payable and accrued liabilities in the amount of $664,673.

We have suffered recurring losses. The continuation of our company as a going concern is dependent upon us attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

Assets

As of March 31, 2005, we had current assets of $975,075, and total assets in the amount of $975,075.

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report that we have suffered recurring losses and net cash outflows from development stage activities. To achieve profitable operations, we required additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. As a result, our auditor’s concluded that there is a substantial doubt about our ability to continue as a going concern.

Revenue Recognition

We use the sale method of accounting for natural gas and oil reserves. Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. Volumes sold may differ from the volumes to which we are entitled, based on our interests in the properties. Differences between volumes sold and entitled volumes create oil and gas imbalances which will be generally reflected as adjustments to reported proved oil and gas reserves and future cash flows in the supplemental oil and gas disclosures. If excess takes of natural gas or oil exceed our estimated remaining proved reserves for a property, a natural gas or oil imbalance liability will be recorded in the balance sheet.

Item 7:                 Financial Statements

Index to Audited Financial Statements:

F-1  Former Report of Independent Registered Public Accounting Firm

F-2      Report of Independent Registered Public Accounting Firm

F-3  Balance Sheets - March 31, 2004 and 2005

F-4  Statements of Operations - Years Ended March 31, 2004 and March 31, 2005

F-5  Statements of Cash Flows - Years Ended March 31, 2004 and March 31, 2005

F-6       Statements of Stockholders’ Equity (Deficiency) - Period from December 23, 1999 (Inception) to March 31, 2005

                F-7  Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Tryx Ventures Corp.
(An exploration stage company)

We have audited the accompanying balance sheet of Tryx Ventures Corp. (an exploration stage company) as at March 31, 2004 and the statements of operations, cash flows, and stockholders’ deficiency for the year ended March 31, 2004, and for the cumulative period from December 23, 1999 (date of inception) to March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well was evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and the results of its operations and its cash flows, and changes in stockholders equity for the year ended March 31, 2004, and for the cumulative period from December 23, 1999 (date of inception) to March 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                                                                                                                                   “Morgan & Company”

June 17, 2004                                                                                                                                                                                                                               Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tryx Ventures Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Tryx Ventures Corp. (An Exploration Stage Company) as at March 31, 2005 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the period from December 23, 1999 (Inception) to March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended March 31, 2004, and the cumulative data from December 23, 1999 (inception) to March 31, 2004 in the statements of operations, stockholders’ equity (deficiency) and cash flows, which were audited by other auditors whose report, dated June 17, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from December 23, 1999 (inception) to March 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Tryx Ventures Corp. (An Exploration Stage Company) as at March 31, 2005, and the results of its operations and its cash flows for the period from December 23, 1999 (Inception) to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.
TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS
Bellingham, Washington
July 12, 2005

TRYX VENTURES CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Stated in Canadian Dollars)

	MARCH 31
	2005	2004

ASSETS

Current
Cash	$6,575	$10,224
Amounts receivable	820	973
Deposits on natural gas and oil assets	967,680	-

	$975,075	$11,197

LIABILITIES

Current
Accounts payable and accrued liabilities	$664,673	$53,750
Loans payable	72,432	21,000

	737,105	74,750
STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 voting common shares without par value
100,000,000 Class “A” preferred shares with a par value of $1 each
Issued and outstanding:
6,004,700 common shares at March 31, 2005 (2004 - 3,004,700 common shares)	685,208	322,328

Deficit Accumulated During The Exploration Stage	(447,238)	(385,881)

	237,970	(63,553)

	$975,075	$11,197

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Stated in Canadian Dollars)

			CUMULATIVE
			PERIOD FROM
			DECEMBER 23
	YEAR ENDED		1999 (INCEPTION) TO
	MARCH 31		MARCH 31
	2005	2004	2005

Expenses
Professional fees	$35,413	$26,186	$112,300
Exploration expenditures and option payments	13,611	7,736	185,841
Rent	9,000	9,000	47,250
Office and sundry	1,694	946	3,798
Regulatory and transfer agent fees	1,639	561	20,421
Management fees	-	-	77,000
Consulting fees	-	-	5,000

	61,357	44,429	451,610

Less: Interest Income	-	-	(4,372)

Net Loss For The Period	$61,357	$44,429	$447,238

Basic And Diluted Loss Per Share	$0.02	$0.01

Weighted Average Number Of Shares Outstanding	3,004,700	3,004,700

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Stated in Canadian Dollars)

			CUMULATIVE
			PERIOD FROM
			DECEMBER 23
	YEAR ENDED		1999 (INCEPTION) TO
	MARCH 31		MARCH 31
	2005	2004	2005

Cash provided by (used in):
Operating Activities
Net loss for the period	$(61,357)	$(44,429)	$(447,238)
Changes in non-cash working capital items:
Amounts receivable	153	2,721	(820)
Accounts payable and accrued liabilities	6,123	15,861	59,873

	(55,081)	(25,847)	(388,185)

Financing Activities
Loans payable	51,432	21,000	72,432
Issue of capital stock	-	-	322,328

	51,432	21,000	394,760

Increase (Decrease) In Cash	(3,649)	(4,847)	6,575

Cash, Beginning Of Period	10,224	15,071	-

Cash, End Of Period	$6,575	$10,224	$6,575

Supplementary Cash Flow Information
Interest paid	$-	$-	$-
Taxes paid	-	-	-

Non-Cash Investing Activities
Acquisition of natural gas and oil assets:
Accounts payable	$604,800	$-	$604,800
Shares issued for acquisition of oil and gas interest	362,880	-	362,880

Deposits	$967,680	$-	$967,680

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in Canadian Dollars)

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) TO MARCH 31, 2005

				DEFICIT
	NUMBER			ACCUMULATED
	OF		SHARE	DURING THE
	COMMON		SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	RECEIVABLE	STAGE	TOTAL

Balance, December 23, 1999 (Date of inception)	-	$-	$-	$-	$-

Stock issued for cash	607,000	151,750	(25,000)	-	126,750
Net loss for the period	-	-	-	(33,376)	(33,376)

Balance, March 31, 2000	607,000	151,750	(25,000)	(33,376)	93,374

Stock issued for cash	270,000	67,500	25,000	-	92,500
Net loss for the year	-	-	-	(186,393)	(186,393)

Balance, March 31, 2001	877,000	219,250	-	(219,769)	(519)

Stock issued for cash	1,123,000	40,750	-	-	40,750
Net loss for the year	-	-	-	(50,230)	(50,230)

Balance, March 31, 2002	2,000,000	260,000	-	(269,999)	(9,999)

Stock issued for cash	1,004,700	62,328	-	-	62,328
Net loss for the year	-	-	-	(71,453)	(71,453)

Balance, March 31, 2003	3,004,700	322,328	-	(341,452)	(19,124)

Net loss for the year	-	-	-	(44,429)	(44,429)

Balance, March 31, 2004	3,004,700	322,328	-	(385,881)	(63,553)

Stock issued for acquisition of oil and gas assets	3,000,000	362,880	-	-	362,880
Net loss for the year	-	-	-	(61,357)	(61,357)

Balance, March 31, 2005	6,004,700	$685,208	$-	$(447,238)	$237,970

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

1.	NATURE OF BUSINESS AND CONTINUING OPERATIONS

Tryx Ventures Corp. (“the Company”) was incorporated on December 23, 1999 under the laws of the Province of British Columbia, Canada. These financial statements are stated in Canadian dollars, the functional currency of the Company.

In 1999, the Company entered into an option agreement to acquire a 100% interest in twelve mineral claims in Ontario, Canada. On March 1, 2005, the Company abandoned its interest in the property.

On March 7, 2005, the Company entered into two agreements to purchase interests in a number of producing oil and gas wells, and gas lease interests, all located in California, USA.

The Company’s principal business plan is to acquire, explore and develop mineral or natural gas and oil properties and to ultimately seek earnings by exploiting the properties.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

The Company has been in the exploration stage since its formation in 1999 and has not realized any revenues from its planned operations. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity. The ability of the Company to emerge from the exploration stage with respect to its planned principal business activity is dependent upon successful efforts to raise additional equity financing and generate significant revenue. Since inception, the Company has funded operations through equity financing and loans. Management plans to seek additional capital through private placements and public offering of its common stock. There is no guarantee that the Company will be able to complete any of these objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As at March 31, 2005, the Company had cash of $6,575 and a working capital deficit of $124,910 (after excluding non-cash investing activities, comprising a deposit of $967,680 and payment due of $604,800 relating to a proposed purchase of certain natural gas and oil assets). During the next twelve months, the Company intends to raise not less than $500,000 by equity financing.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

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

2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At March 31, 2005, the Company had no cash equivalents.

b)	Mineral Properties and Exploration Expenditures

The Company records its interest in mineral properties at cost. The Company expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. When proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. The Company regularly performs evaluations of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

The Company has not identified any proven or probable reserves related to its mineral property interests. The recoverability of these costs is dependent on, among other things, the successful identification of proven and probable reserves, as well as the potential to develop, sell or joint venture its interests in the properties.

c)	Natural Gas and Oil Property Interests

The Company accounts for its natural gas and oil producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Under this method, all costs associated with productive exploratory wells and productive or non-productive development wells are capitalized while the costs of non-productive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Natural Gas and Oil Property Interests (Continued)

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties and related support equipment, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. In joint ventured oil and gas exploration and production activities, the accounts reflect only the Company’s proportionate interest in such activities.

d)	Use of Estimates

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

e)     Financial Instruments

The Company’s financial instruments consist of cash, amounts receivable, accounts payable and loans payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

f)	Foreign Exchange

Up to March 31, 2005, the Company’s functional and reporting currency is the Canadian dollar. Foreign currency transactions are translated into Canadian dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has no asset retirement obligations at March 31, 2005.

h)	Net Income (Loss) Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.

Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. For all periods presented, the Company has no potential dilutive shares.

i)	Income Taxes

The Company has adopted Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

j)	Stock-Based Compensation

The Company accounts for stock-based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - “Accounting for Stock-Based Compensation”.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)     Stock-Based Compensation (Continued)

Under APB 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Stock-based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

k)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At March 31, 2004, the Company had not completed the purchase of its natural gas and oil assets, and accordingly had no overproduced imbalances.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standard SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

3.	NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, FASB issued Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), “Share Based Payment”. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

4.	INTEREST IN MINERAL PROPERTY CLAIMS

Pursuant to an option agreement dated February 15, 2000, as amended February 15, 2002, July 25, 2003 and February 14, 2004, the Company acquired an option entitling it to acquire an undivided 100% interest in a group of 12 unpatented mining claims situated in the southwest corner of Briggs Township, Temagami, in the Sudbury Mining Division of the Province of Ontario (the “Niemetz Property”). It consists of 33 units covering 1,300 acres of land. The Company intended to engage in gold exploration on this property. It is currently without a known body of commercial ore.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

4.    INTEREST IN MINERAL PROPERTY CLAIMS (Continued)

In order to exercise the option, the Company was required to:

(a)	make the following cash payments to the vendors -
(i)	$10,000 upon the execution of the option agreement (paid);
(ii)
an additional $7,500 on or before the day which is 30 days from the day the common shares of the Company are listed or quoted for trading on a recognize stock exchange, electronic trading facility or automated dealer quotation system (paid), with a further $7,500 on or before the day which is 13 months from the day the common shares of the Company are listed or quoted for trading on a recognize stock exchange, electronic trading facility or automated dealer quotation system (paid);

(iii)	an additional $15,000 on or before the day which is 12 months from the date the second payment required under (ii) above is made, and
(iv)	an additional $20,000 on or before the day which is 12 months from the date the third payment required under (iii) above is made, and

(b)	spend not less than the following amounts on exploration and development work on the Niemetz property -
(i)	$100,000 on or before February 15, 2001 (expended); and
(ii)	an additional $120,000 on or before February 15, 2005.

When and if the Company earns an undivided 100% interest in the Niemetz property, the vendors would retain a 3% net smelter return royalty in respect of any proceeds received from the sale of ores, concentrates or minerals produced from the property, after deducting transportation, smelting, refining, marketing and insurance costs, subject to the Company’s right to purchase, at any time, the following portions of the royalty:

(a)	one-sixth of the royalty for $500,000;
(b)	an additional one-sixth of the royalty for $500,000;
(c)	an additional one-sixth of the royalty for $500,000; and
(d)	an additional one-sixth of the royalty for $500,000.

The option agreement also provided that the Company’s consulting geologist would be the operator for all exploration and development work that the Company may carry out on the Niemetz property.

On March 1, 2005, the Company abandoned its interest in the property. All exploration expenditures and option payments have been expensed to the statement of operations.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

5.	DEPOSITS ON NATURAL GAS AND OIL ASSETS

On March 7, 2005, the Company entered into two purchase, sale and assumption agreements to purchase certain assets and beneficial interest, rights and obligations (“the Assets”) in and to two Purchase and Sale Agreements dated March 1, 2004 between the two vendors and a third party. The vendors will continue to hold the legal title to the assets transferred under Declarations of Trust. The Company will assume all liabilities, encumbrances and charges related to the Assets. The effective date of the purchase will be the date that the full purchase price is paid by the Company, but no later than 180 days from March 7, 2005.

The Assets, located in Tehama, Madera and Fresno Counties, California, USA, comprise undivided whole and partial rights, title and interests in and to all of the following:

(a)	oil and gas leases,
(b)	declarations of pooling,
(c)	oil and/or gas wells,
(d)	joint operating agreements,
(e)	farm-out agreements, and
(f)	certain other contracts and agreements.

The Company will be subject to all obligations and liabilities that are associated with such interest, including drilling costs, clean up costs, well closing, plugging and abandonment costs and expenses, and all surface remediation and environmental costs, expenses and liabilities.

The aggregate purchase price under these two agreements is $967,680 ($800,000 US), comprising payment of $604,800 ($500,000 US) (unpaid at March 31, 2005, due within 180 days of March 7, 2005), and the issuance of 3,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share, as follows:

(a)       The purchase price under the first agreement is $302,400 ($250,000 US), comprising payment of $181,440 ($150,000 US) (unpaid at March 31, 2005, due within 180 days of March 7, 2005), and the issuance of 1,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share.

(b)       The purchase price under the second agreement is $665,280 ($550,000 US), comprising payment of $423,360 ($350,000 US) (unpaid at March 31, 2005, due within 180 days of March 7, 2005), and the issuance of 2,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share.

6.	LOANS PAYABLE

The loans, advanced by a shareholder, are interest free, unsecured and repayable on demand.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

7.	SHARE CAPITAL

On March 31, 2005, the Company issued 3,000,000 common shares at a total value of $362,880 as part payment of the acquisition of oil and gas interests (Note 5).

The Company has no stock option plan and has not granted any stock options.

8.	INCOME TAXES

Income taxes for the years ended March 31, 2005 and 2004 differ from the amounts that would result from applying the statutory rate of 38% as follows:

	2005	2004

Net loss	$(61,357)	$(44,429)

Expected tax recovery	(23,300)	(16,883)
Unrecognized benefit of loss carryforwards	23,300	16,883

	$-	$-

Significant components of the Company’s deferred tax assets based on statutory tax rates are as follows:

	2005	2004

Deferred tax assets:
Non-carryforwards	$107,477	$84,161
Valuation allowance	(107,477)	(84,161)

	$-	$-

The Company has provided a valuation allowance against its deferred tax asset that is in the development stage and it is more likely than not that these benefits will not be realized.

The Company has approximately $282,834 of loss carryforwards that expire as follows:

2007	$11,982
2008	43,383
2009	50,230
2010	71,453
2011	44,429
2012	61,357

$282,834

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of Company premises is on a month-to-month basis.

10.   SUBSEQUENT EVENT

Under the second of the two purchase, sale and assumption agreements to purchase certain natural gas and oil assets and beneficial interest, rights and obligations in and to a purchase and sale agreement between a vendor and a third party, the acquisition is subject to the third party’s option to acquire between five and fifty percent of the total working interest in the property. In the event that the option is exercised on this property, the purchase price is set at $34,000 US per percentage point purchased by the optionee. As a result, the purchase price will be $170,000 US if the optionee exercises the option and acquires the minimum of 5% of the Company’s interest, and $1,700,000 if the optionee exercises the option and acquires the maximum of 50% of the Company’s interest. At the time of this acquisition by the Company, the exercise period on this option was from the date of the execution of the option agreement on April 1, 2003 to the date that the property is ready for drilling or 24 months, whichever occurs first.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in Canadian Dollars)

MARCH 31, 2005

10.	SUBSEQUENT EVENT (Continued)

On April 1, 2005, the Company entered into an amending agreement to the option agreement with the optionee and extended the option period. The optionee may now exercise this option from the date of the execution of the option agreement on April 1, 2003 to the date that the property is ready for drilling or 48 months, whichever occurs first.

Item 8:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Morgan and Company (the "Former Accountant") resigned as principal accountants for Tryx Ventures Corp. (the "Company") on June 6, 2005. The Company has engaged Telford Sadovnick, P.L.L.C., CPA’s ("Telford") as its principal accountants effective June 7, 2005. The decision to change accountants has been approved by the Company's board of directors.  The Company did not consult with Telford on any matters prior to retaining such firm as its principal accountants.

The Former Accountant's report dated June 17, 2004 on the Company's balance sheets as of March 31, 2004 and 2003, and the statements of operations, cash flows, and stockholders' deficiency for the years ended March 31, 2004 and 2003, and for the cumulative period from December 23, 1999 (date of inception) to March 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as for the modification related to going concern.

In connection with the audited balance sheets as of March 31, 2004 and 2003, and the statements of operations, cash flows, and stockholders' deficiency for the years ended March 31, 2004 and 2003, and for the cumulative period from December 23, 1999 (date of inception) to March 31, 2004, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their report on the financial statements for such periods.

In connection with the audited balance sheets as of March 31, 2004 and 2003, and the statements of operations, cash flows, and stockholders' deficiency for the years ended March 31, 2004 and 2003, and for the cumulative period from December 23, 1999 (date of inception) to March 31, 2004, and the subsequent reviews of interim periods through June 6, 2005, the Former Accountant did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

The Company has provided the Former Accountant with a copy of a draft Form 8-K disclosing the resignation of the Former Accountant on June 6, 2005 and has requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. A copy of the Former Accountant's response is attached hereto and incorporated herein by this reference.

Item 8A:  Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”), Ms. Alessandra Bordon, and Chief Financial Officer (“CFO”), Mr. Franco Perotta. Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the year ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

Item 8B:  Other Information

None

PART III

Item 9:                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of March 31, 2005.

Name	Age	Office(s) Held
Alessandra Bordon	28	President, Chief Executive Officer, and Director
Franco Perrotta	34	Chief Financial Officer and Director
Mauro Baessato	50	Secretary
Michael Hu	30	Director
Jeff Poloni	42	Director

Ms. Alessandra Bordon

Ms. Bordon was appointed as Chief Executive Officer and President of our board of directors November 4, 2003. Ms. Bordon received her Bachelor of Arts Degree in Communications from Simon Fraser University in Burnaby, British Columbia in 2000. She has worked in corporate, government, software, not-for-profit and academia launching and building new business ventures. Ms. Bordon is currently employed at NUVO magazine where she has served as the Director of Sales & Marketing since June 2000.

Mr. Franco Perrotta

Mr. Perrotta has been a Director since May 28, 2001 and was appointed as Chief Financial Officer on November 2, 2003. He obtained his Bachelor of Education degree from the University of British Columbia in 1994 and has been employed as an elementary teacher in Langley, British Columbia since 1998.

Michael Hu

Mr. Hu has been a director since March 7, 2003. Mr. Hu has worked at Ballyhigh Holdings Ltd. for more than ten years. In the past, he has provided management services in the food and beverage industry for Imperial, the Meridian and the Dynasty restaurants owned by Ballyhigh Holdings Ltd. He has also served as a director of Tasker Capital Corporation. He provides services to us on a part-time basis, as required for our business.

Jeff Poloni

Mr. Poloni has been the President of Avant Garde Signs since 1991. From 1980 to 1994, he served as President of Jeffco Holdings which conducted contract exploration work in both North and South America for junior mining companies. Since 2002, Mr. Poloni has served as director of Carmax Explorations Ltd., a company that is actively involved in exploration of mineral resources and listed on the TSX Venture Exchange.

Mauro Baessato

Mr. Baessato has served as Secretary since May 28, 2001. He obtained his Canadian Securities Institute Certificate in 1999 and his Multimedia Certificate from Vancouver Film School in 1996. Previously, Mr. Baessato was a personal banker with the Canadian Imperial Bank, and a financial coordinator with Vancity Credit Union.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until resignation or removed by the board.

Significant Employees

None. We do not have any employees. We do not expect any significant changes in the number of our employees. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended March 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Alessandra Bordon CEO, President and Director	0	0	0
Franco Perotta CFO and Director	0	0	0
Mauro Baessatto Secretary	0	0	0
Jeff Poloni Director	0	0	0
Michael Hu Director	1	1	0

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is listed as an exhibit to this report and is incorporated by reference.

Item 10:  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years ended March 31, 2005 and 2004.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Alessandra Bordon	Director, CEO, and President	2005 2004 2003	0 0 0	0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Franco Perrotta	CFO and Director	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Mauro Baessato	Secretary	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jeff Poloni	Director	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Hu	Director	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Compensation to Directors

None.

Stock Option Grants

We did not grant any stock options to our executive officers or employees during the year ended March 31, 2005.

Item 11:  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 8, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Current Executive Officers and Directors
Common	Alessandra Bordon Vancouver, British Columbia Canada,	250,000	4%
Total of All Current Executive Officers and Directors		250,000	4%
More than 5% Beneficial Holders
Common	Atlas Energy Corp 3273 East Warm Springs Las Vegas, NV 89120	2,000,000	33%
Common	Trident Oil & Gas 3273 East Warm Springs Las Vegas, NV 89120	1,000,000	17%

The percent of class is based on 6,004,700 shares of common stock issued and outstanding as of June 8, 2005.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12:  Certain Relationships and Related Transactions

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13:  Exhibits

Exhibit Number	Description
10.1	Agreement-Trident -Purchase, sale and assumption [1]
10.2	Agreement- Atlas- Purchase, sale and assumption [1]
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to current report on Form 8-K filed on May 7, 2005

Item 14:  Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-KSB and the audit of our annual consolidated financial statements for the fiscal year ended March 31, 2004 were $8,125.00 and $3,000 was accrued for the audit of our consolidated financial statements for the year ended March 31, 2005.

Audit-Related Fees

Our auditors billed $2,708 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended March 31, 2004 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended March 31, 2004 and 2005 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tryx Ventures Corp.

By:	/s/ Alessandra Bordon
Alessandra Bordon
President and Chief Executive Officer
Date: July 8, 2005