Form 10QSB
period 2005-06-30
TRYX VENTURES CORP
filed 2005-08-22
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-50919
Tryx Ventures Corp.
(Exact name of small business issuer as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

314-837 West Hastings Street Vancouver, British Columbia, Canada V6C 3N6
(Address of principal executive offices)

604-642-6410
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,004,700 common shares as of August 4, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of June 30, 2005.
(b)	Statement of Operations for the three months ended June 30, 2005 and 2004;
(c)	Statement of Cash Flow for the three months ended June 30, 2005 and 2004;
(d)	Statement of Stockholders’ Equity (Deficiency) period from December 23, 1999 (inception) to June 30, 2005; and
(e)	Notes to Financial Statements.

These unaudited financial statements stated in Canadian Dollars have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

TRYX VENTURES CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEET
(Stated in Canadian Dollars)

	JUNE 30	MARCH 31
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$7,505	$6,575
Amounts receivable	1,279	820
Deposits on natural gas and oil assets	967,680	967,680

	$976,464	$975,075

LIABILITIES

Current
Accounts payable and accrued liabilities	$665,080	$664,673
Loans payable	87,416	72,432
	752,496	737,105

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 voting common shares without par value
100,000,000 Class “A” preferred shares with a par value of $1 each
Issued and outstanding:
6,004,700 common shares at June 30, 2005 and March 31, 2005	685,208	685,208

Deficit Accumulated During The Exploration Stage	(461,240)	(447,238)
	223,968	237,970

	$976,464	$975,075

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in Canadian Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 23
	THREE MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Expenses
Professional fees	$10,614	$5,688	$122,914
Exploration expenditures and option payments	-	-	185,841
Rent	2,250	2,250	49,500
Office and sundry	222	56	4,020
Regulatory and transfer agent fees	916	120	21,337
Management fees	-	-	77,000
Consulting fees	-	-	5,000
	14,002	8,114	465,612
Less: Interest Income	-	-	(4,372)

Net Loss For The Period	$14,002	$8,114	$461,240

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	6,004,700	3,004,700

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in Canadian Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 23
	THREE MONTHS ENDED		1999 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(14,002)	$(8,114)	$(461,240)

Changes in non-cash working capital items:
Amounts receivable	(459)	(383)	(1,279)
Accounts payable and accrued liabilities	407	(4,083)	60,280
	(14,054)	(12,580)	(402,239)

Financing Activities
Loans payable	14,984	10,000	87,416
Issue of capital stock	-	-	322,328
	14,984	10,000	409,744

Increase (Decrease) In Cash	930	(2,580)	7,505

Cash, Beginning Of Period	6,575	10,224	-

Cash, End Of Period	$7,505	$7,644	$7,505

Supplementary Cash Flow Information
Interest paid	$-	$-	$-
Taxes paid	-	-	-

Non-Cash Investing Activities
Acquisition of natural gas and oil assets:
Accounts payable	$-	$-	$604,800
Shares issued for acquisition of oil and gas interest	-	-	362,880

Deposits	$-	$-	$967,680

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) TO JUNE 30, 2005
(Unaudited)
(Stated in Canadian Dollars)

				DEFICIT
	NUMBER			ACCUMULATED
	OF		SHARE	DURING THE
	COMMON		SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	RECEIVABLE	STAGE	TOTAL

Balance, December 23, 1999 (Date of inception)	-	$-	$-	$-	$-

Stock issued for cash	607,000	151,750	(25,000)	-	126,750
Net loss for the period	-	-	-	(33,376)	(33,376)

Balance, March 31, 2000	607,000	151,750	(25,000)	(33,376)	93,374

Stock issued for cash	270,000	67,500	25,000	-	92,500
Net loss for the year	-	-	-	(186,393)	(186,393)

Balance, March 31, 2001	877,000	219,250	-	(219,769)	(519)

Stock issued for cash	1,123,000	40,750	-	-	40,750
Net loss for the year	-	-	-	(50,230)	(50,230)

Balance, March 31, 2002	2,000,000	260,000	-	(269,999)	(9,999)

Stock issued for cash	1,004,700	62,328	-	-	62,328
Net loss for the year	-	-	-	(71,453)	(71,453)

Balance, March 31, 2003	3,004,700	322,328	-	(341,452)	(19,124)

Net loss for the year	-	-	-	(44,429)	(44,429)

Balance, March 31, 2004	3,004,700	322,328	-	(385,881)	(63,553)

Stock issued for acquisition of oil and gas assets	3,000,000	362,880	-	-	362,880
Net loss for the year	-	-	-	(61,357)	(61,357)

Balance, March 31, 2005	6,004,700	685,208	-	(447,238)	237,970

Net loss for the period	-	-	-	(14,002)	(14,002)

Balance, June 30, 2005	6,004,700	$685,208	$-	$(461,240)	$223,968

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in Canadian Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

2.	NATURE OF BUSINESS AND CONTINUING OPERATIONS

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

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in Canadian Dollars)

2.	NATURE OF BUSINESS AND CONTINUING OPERATIONS (Continued)

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

As at June 30, 2005, the Company had cash of $7,505 and a working capital deficit of $138,912 (after excluding non-cash investing activities, comprising a deposit of $967,680 and payment due of $604,800 relating to a proposed purchase of certain natural gas and oil assets). During the next twelve months, the Company intends to raise not less than $500,000 by equity financing.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

3.	INTEREST IN MINERAL PROPERTY CLAIMS

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

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in Canadian Dollars)

3.	INTEREST IN MINERAL PROPERTY CLAIMS (Continued)

In order to exercise the option, the Company was required to:

a)	make the following cash payments to the vendors -

i)	$10,000 upon the execution of the option agreement (paid);
ii)
an additional $7,500 on or before the day which is 30 days from the day the common shares of the Company are listed or quoted for trading on a recognize stock exchange, electronic trading facility or automated dealer quotation system (paid), with a further $7,500 on or before the day which is 13 months from the day the common shares of the Company are listed or quoted for trading on a recognize stock exchange, electronic trading facility or automated dealer quotation system (paid);

iii)	an additional $15,000 on or before the day which is 12 months from the date the second payment required under (ii) above is made, and
iv)	an additional $20,000 on or before the day which is 12 months from the date the third payment required under (iii) above is made, and

b)	spend not less than the following amounts on exploration and development work on the Niemetz property -

i)	$100,000 on or before February 15, 2001 (expended); and
ii)	an additional $120,000 on or before February 15, 2005.

When and if the Company earns an undivided 100% interest in the Niemetz property, the vendors would retain a 3% net smelter return royalty in respect of any proceeds received from the sale of ores, concentrates or minerals produced from the property, after deducting transportation, smelting, refining, marketing and insurance costs, subject to the Company’s right to purchase, at any time, the following portions of the royalty:

a)	one-sixth of the royalty for $500,000;
b)	an additional one-sixth of the royalty for $500,000;
c)	an additional one-sixth of the royalty for $500,000; and
d)	an additional one-sixth of the royalty for $500,000.

The option agreement also provided that the Company’s consulting geologist would be the operator for all exploration and development work that the Company may carry out on the Niemetz property.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in Canadian Dollars)

3.    INTEREST IN MINERAL PROPERTY CLAIMS (Continued)

On March 1, 2005, the Company abandoned its interest in the property. All exploration expenditures and option payments have been expensed to the statement of operations.

4.	DEPOSITS ON NATURAL GAS AND OIL ASSETS

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

The Assets, located in Tehama, Madera and Fresno Counties, California, USA, comprise undivided whole and partial rights, title and interests in and to all of the following:

a)	oil and gas leases,
b)	declarations of pooling,
c)	oil and/or gas wells,
d)	joint operating agreements,
e)	farm-out agreements, and
f)	certain other contracts and agreements.

The Company will be subject to all obligations and liabilities that are associated with such interest, including drilling costs, clean up costs, well closing, plugging and abandonment costs and expenses, and all surface remediation and environmental costs, expenses and liabilities.

The aggregate purchase price under these two agreements is $967,680 ($800,000 US), comprising payment of $604,800 ($500,000 US) (unpaid at June 30, 2005, due within 180 days of March 7, 2005), and the issuance of 3,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share, as follows:

a)
The purchase price under the first agreement is $302,400 ($250,000 US), comprising payment of $181,440 ($150,000 US) (unpaid at June 30, 2005, due within 180 days of March 7, 2005), and the issuance of 1,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share.

TRYX VENTURES CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in Canadian Dollars)

4.	DEPOSITS ON NATURAL GAS AND OIL ASSETS (Continued)

b)
The purchase price under the second agreement is $665,280 ($550,000 US), comprising payment of $423,360 ($350,000 US) (unpaid at June 30, 2005, due within 180 days of March 7, 2005), and the issuance of 2,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share.

The vendors are both controlled by a single individual. That individual beneficially owns 49.96% of the Company’s common stock at June 30, 2005 and March 31, 2005.

5.	LOANS PAYABLE

The loans, advanced by a shareholder, are interest free, unsecured and repayable on demand.

6.	SHARE CAPITAL

On March 31, 2005, the Company issued 3,000,000 common shares at a total value of $362,880 as part payment of the acquisition of oil and gas interests (Note 4).

The Company has no stock option plan and has not granted any stock options.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of Company premises is on a month-to-month basis.

Item 2.      Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Plan of Operation

We were incorporated on December 23, 1999 under the laws of the Province of British Columbia by registration of our Memorandum and Articles pursuant to the Company Act (British Columbia). Our principal executive office is located at 314 - 837 West Hastings Street, Vancouver, British Columbia, Canada V6C 3N6. The telephone number of our principal executive office is 604-642-6410.

We are a start-up company and have not yet generated or realized any revenues from our business operations. Since inception, our corporate objective was to engage in the acquisition, exploration, development and exploitation of mineral and oil and gas properties. Previously, our efforts have been solely focused on the identification and potential development of mineral and oil and gas properties. In furtherance of our business plan, on March 7, 2005 we entered into two different agreements to acquire interests in certain oil and gas leases. Theses agreements referred to as the Trident Agreement and Atlas Agreement are described below.

Trident Agreement

On March 7, 2005, we entered into a purchase, sale and assumption agreement (the Trident Agreement) with Trident Oil & Gas, Inc., a Nevada corporation (Trident) in which we acquired all of Trident’s undivided 37.5% right, title and interests in and to certain Oil and Gas Leases, Declarations of Pooling, Oil and/or Gas Wells, Joint Operating Agreements, Farm-Out Agreements and certain other Contracts and Agreements relating to certain oil and gas prospects in an area known generally as the East Corning Area lying in and around the County of Tehama, California (the Trident Property).

Pursuant to the Trident Agreement, we must pay Trident aggregate consideration of Two Hundred and Fifty Thousand Dollars ($250,000) by issuing from treasury One Million (1,000,000) shares of our restricted common voting stock to Trident at an agreed upon price of $0.10 per share ($100,000) and by paying One Hundred and Fifty Thousand Dollars ($150,000) in cash by September 7, 2005. To date, we issued the shares to Trident, but we have not paid any of the cash due under the Trident Agreement.

Atlas Agreement

On March 7, 2005, we entered into a purchase, sale and assumption agreement (the Atlas Agreement) with Atlas Energy Corp., a Nevada corporation (Atlas) in which we acquired all of Atlas’ undivided 75% right, title and interests in and to certain Oil and Gas Leases, Declarations of Pooling, Oil and/or Gas Wells, Joint Operating Agreements, Farm-Out Agreements and certain other Contracts and Agreements relating to certain oil and gas prospects in an area known generally as the Triangle T Area lying in and around the County of Madera, California (the Atlas Property).

Pursuant to the Atlas Agreement, we must pay Atlas aggregate consideration of Five Hundred and Fifty Thousand Dollars ($550,000) by issuing from treasury Two Million (2,000,000) shares of our restricted common voting stock at an agreed upon price of $0.10 per share ($200,000) and by paying Three Hundred and Fifty Thousand Dollars ($350,000) in cash by September 7, 2005. To date, we issued the shares to Atlas, but we have not paid any of the cash due under the Atlas Agreement.

The rights we acquired to the Atlas Property under the Atlas Agreement are subject to a third party’s option to acquire between five and fifty percent of the total working interest that we purchased in this property. In the event that the option is exercised on this property, the purchase price is set at $34,000 per percentage point purchased by the optionee. As a result, the purchase price will be $170,000 if the optionee exercises the option and acquires the minimum of 5% of our interest and $1,700,000 if the optionee exercises the option and acquires the maximum of 50% of the Company’s interest. At the time of this acquisition by us, the exercise period on this option was from the date of the execution of the Option Agreement on April 1, 2003 to the date that the property is ready for drilling or 24 months, whichever occurs first. On April 1, 2005, we entered into an Amending Agreement to the Option Agreement (Amendment) with the optionee and extended the option period. Under the terms of the Amended, the optionee may exercise this option from the date of the execution of the Option Agreement on April 1, 2003 to the date that the property is ready for drilling or 48 months, whichever occurs first.

Ignition Technologies Agreement

Subsequent to the reporting period, our management was presented with a business opportunity by the management of Ignition Technologies, Inc., a Nevada corporation doing business as Mobile Gaming Now, Inc. (“Ignition”) that upon evaluation provided a viable area for the expansion of our business plan. As a result, our management entered into negotiations with Ignition. After commencing the due diligence process, we entered into a share exchange agreement with Ignition on August 4, 2005. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the 47,370 issued and outstanding shares of common stock in the capital of Ignition, in exchange for the issuance by our company of 4,500,000 shares prior to a proposed seven for one split of common stock in the capital of our company to the selling shareholders of Ignition on the basis of 95 common shares of our company for every one common share of Ignition.

The closing of the share exchange agreement is subject to the satisfaction of conditions precedent to closing as set forth in the share exchange agreement including the following:

•	our company and Ignition will receive duly executed copies of all third-party consents and approvals contemplated by the share exchange agreement;

•	our company and Ignition will receive a duly executed copy of a legal opinion from each other as contemplated by the share exchange agreement;
•	no material adverse effect will occur with the business or assets of our company or Ignition since the effective date of the share exchange agreement;
•
no suit, action or proceeding will be pending or threatened which would (i) prevent the consummation of any of the transactions contemplated by the share exchange agreement, or (ii) cause the transaction to be rescinded following consummation;

•	Ignition will have no more than 47,370 shares outstanding on the closing date of the share exchange agreement;
•	our company will have no more than 6,004,700 pre-split shares outstanding on the closing date of the share exchange agreement;
•
our company will have received an executed five year US$2,765,000 convertible debenture based upon the terms set out in Schedule 2 to the share exchange agreement, which sum is convertible into units at a price of US$0.70 per unit, each unit consisting of one common share and one share purchase warrant, each share purchase warrant of which may be exercised for a period of three years from the date of issuance at an exercise price of US$1.00;

•	our company and Ignition will be reasonably satisfied with their respective due diligence investigation of each other;
•	Ignition will receive an undated resignation and release from one of the directors and officers of our company; and
•	Ignition will receive a signed director's resolution of our company appointing Mark Jensen to our company's board of directors.

Due to conditions precedent to closing, including those set out above, shareholder approval of the proposed transaction and related items, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the share exchange as contemplated in the share exchange agreement.

About Ignition Technologies, Inc.

Ignition is a software development company in the entertainment industry focusing on casual games such as poker and golf. Ignition purchased the software in January, 2005 for a purchase price of $250,000 US. The software system is known as the “Mobile Gaming Platform” system and it is intended to create business opportunities for online gaming operators with a turnkey interactive, multiplayer mobile gaming platform. The gaming platform will facilitate marketing, purchasing and playing of mobile games of chance and skill.

Ignition products include:

The MGN Mobile Gaming Platform© - is a stand alone, turn-key gaming system that will facilitate the playing administration and management of games of chance or skill online or on a mobile handset. It is software that is designed to connect mobile phones, the Internet and games for players to the databases and servers needed to operate. The game development is done in J2ME and is intended to be easily portable to modern handsets used in Asia, North America or Europe. Supported merchant services are to include Neteller, PrePaidATM, WireCardTM, and credit card processing for coded and non-coded accounts from an unlimited number of payment service providers. The operator’s license will allow the licensees to operate a turn-key gaming business where games are played online and on the mobile phone. The business plan calls for licensee to market and recruit players and then administer play using the gaming platform. In addition to gaming software the gaming platform also is intended to include marketing software which allows licensees to do target marketing and direct response marketing.

Licensees will be enabled to create marketing campaigns for online and offline marketing and manage player conversation.

MGN Mobile Gateway Server© - is custom software designed to integrate a PC-based gaming system with a mobile gaming system. The MGN Mobile Gateway Server© maps the operation of the existing PC-based operations to a mobile games system. Existing users can immediately play on the PC or mobile.

Bronze, Silver and Gold Texas Holdem - MGN offers three different version of mobile Texas Holdem games which includes (i) unlimited tables for up to six players at a table, (ii) automatic deal and blind determinations and settings, (iii) continuous play from the pre-flop to the show down with basic call, raise and fold functions, (iv) easy-to-set rake schedules, (v) player lobby for all basic functions; and (vi) online cashier interface for player deposits and withdraws. The Bronze Texas Holdem is a text-based version of Texas Holdem which is designed to operate on any mobile handset. Players see all the game information in text on the mobile screen. The Silver Texas Holdem offers players attractive graphics to play Texas Holdem. Players “sit” around a virtual table and cards are dealt to each player. The game is designed to work on about forty percent of the available handsets. The Gold Texas Holdem is a high-end graphical version of Texas Holdem. The graphics are eye-catching and the play is sophisticated. Many features are programmed to exist in Gold that don’t exist in Bronze or Silver. It should work on a limited number of handsets that have enough computing power to run the game. Each licensee will own a game server on the MGN Poker Player Network which game servers are pooled into a central game lobby. By pooling players it creates a player network so there are always people expected to available to play with.

The MGN Poker Promotion Network© - is a promotional network of sites built around poker. It consists of eleven websites each serving a unique promotional need. The network sites operate independently and the goal of each site is to build traffic and users. Licensees of MGN will receive preferential placement in the sites.

The MGN Skill Games Network© - is expected to be launched in 2005. It is similar in design and function to the MGN Poker Promotion Network©. It will consist of a series of promotion sites seeking traffic from games of skilled players. Licensees of MGN can receive preferential ad placement and positioning on the sites.

Ignition has developed a business plan for the Mobile Gaming Platform system which includes the following:

•	launching the world’s first interactive multiplayer mobile poker gaming platform
•	enlisting the top gaming operators for licensees
•	successfully integrating the gaming platform and exceeding customer expectations
•	staying focused on the user’s experience as the benchmark of a successful gaming platform
•	creating a solid and trust relationship with new financial partners
•	capitalizing the company to accelerate competent growth and manageable change
•	optimizing the positions as the world’s leading mobile gaming platform operator by launching gaming platforms in other countries.

Plan of Operation

Over the next twelve (12) months, our plan of operation is to use our best efforts to seek additional financing in order to complete and pursue the business opportunity presented by Ignition and/or complete the purchases and sales contemplated under the Trident Agreement and the Atlas Agreement. In order for us to meet our obligations under the Trident and Atlas agreements, we must raise the total amount of $500,000 on or before September 7, 2005. In the event that we are successful is raising additional financing, we intend thereafter to participate in the exploration and/or drilling of these oil and gas properties.

We do not anticipate performing any product research and development during the next twelve months. We do not anticipate purchasing or selling any significant plant or equipment. We do not anticipate hiring any employees in the next twelve months. These expectations are subject to change in the event that we successfully close the share exchange agreement with Ignition.

Results of Operations

Our financial statements are stated in Canadian dollars and are prepared in conformity with generally accepted accounting principles of Canada, with a reconciliation to generally accepted accounting principles of the United States of America.

We have not earned any revenues from inception through the reporting period ended June 30, 2005. We do not anticipate earning revenues unless and until such time as either or both of the Atlas or Trident properties go into production. We do not expect that either property will do so in the next twelve months, if ever. We may also begin to generate revenue if we successfully close the share exchange agreement with Ignition and commence operations implementing Ignition’s business plan.

We incurred operating expenses in the amount of $14,002 for the three month period ended June 30, 2005, compared to operating expenses in the amount of $8,114 for the same three month period in the prior year. The increase in operating expenses is primarily attributable to the increase in professional fees. Our operating expenses for the three month period ended June 30, 2005 included: (a) $222 for office and sundry expenses, (b) professional fees in the amount of $10,614, (c) $2,250 for rent, and (d) $916 for regulatory and transfer agent fees. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss in the amount of $14,002 for the three month period ended June 30, 2005, compared to a loss of $8,114 for the three month period ended June 30, 2004. Our losses are entirely attributable to our operating expenses.

Liquidity and Capital Resources

As of June 30, 2005, we had cash in the amount of $7,505 and current liabilities of $752,496. Our limited cash will not be sufficient to satisfy our requirements for the coming twelve (12) months. In particular, we are obligated to pay $500,000 in cash by September 7, 2005, by reason of the Trident and Atlas Agreements discussed below.

One potential source of additional financing is the possible issuance of a convertible debenture. One of the conditions precedent to closing the share exchange agreement with Ignition is that we issue to a lender a convertible debenture of US$2,765,000 which can be drawn down over a period not exceeding one year. The Debenture would mature in 5 years and principal would be repayable at that time. The terms include conversion to Units at a price of US $0.70; each Unit comprises one common share and one Share Purchase Warrant in our company; warrants may be exercised for 3 years from issuance and are exercisable at US$1.00; the Units will be registered with the SEC so that the shares and warrants will be freely tradable; in lieu of interest, the lender will receive a percentage of our gross revenues from the Ignition or related business (the “Royalty”) as follows in US$:

•	5% of the first $10 million;
•	4% of the next $20 million
•	3% of the next $35 million; and
•	2% of the next $55 million

The Royalty may be purchased by us at any time by paying 60% of the future Royalty payments that could still be earned, as at the date of payment. There can be no assurance that these funds will be available to us as they remain conditions precedent to closing the share exchange agreement.

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

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Alessandra Bordon and Chief Financial Officer, Mr. Franco Perrotta. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

Subsequent to the reporting period, on August 31 we will hold our annual shareholder meeting at the offices of Clark Wilson LLP, 800 - 885 West Georgia Street, Vancouver, British Columbia, on September 26, 2005, at 10:00 a.m. local time, for the purposes of:

1.	to consider and, if thought fit, to approve an ordinary resolution to set the number of directors at five (5);

2.	to elect directors to hold office until the next annual general meeting of our company;

3.	to appoint an auditor for our company to hold office until the next annual general meeting of our company;

4.
to consider and approve an ordinary resolution authorizing our company to file a Transition Application containing the Notice of Articles as required by the Business Corporations Act (British Columbia), and authorizing our company to alter our Articles to the extent necessary to ensure compliance with the Business Corporations Act (British Columbia) by adding to the face page thereof our company’s incorporation number;

5.
to consider and approve a special resolution removing the application of the Pre-Existing Company Provisions to our company, and altering the Notice of Articles of our company, subject to the filing of the Transition Application under the Business Corporations Act (British Columbia);

6.	to consider and approve a special resolution:

(a)	increasing the maximum number of common shares that our company is authorized to issue from one hundred million (100,000,000) to an unlimited number of common shares without par value.

(b)
creating an unlimited number of Class A Preference shares without par value, issuable in one or more series, and authorizing the directors, by resolution, to alter the Articles of our company to determine the number of shares of that series that our company is authorized to issue, create an identifying name for the shares of that series, and attaching special rights or restrictions other shares of that series;

(c)	canceling the one hundred million (100,000,000) Class “A” preferred shares with a par value of $1.00 each, of which none are outstanding; and

(d)	altering the Notice of Articles of our company accordingly; subject to the filing of the Transition Application under the Business Corporations Act (British Columbia);

7.
to consider and approve a special resolution deleting and canceling our company’s existing Articles and creating and adopting the Articles set out in Appendix A to the accompanying Proxy Statement as the Articles of our company, subject to the filing of a Transition Application under the Business Corporations Act(British Columbia), and subject to the removal of the application of our company of the Pre-Existing Company Provisions;

8.	to consider and approve a special resolution:

(a)	changing the name of our company from Tryx Ventures Corp. to MGN Technologies, Inc.

(b)
Subdividing all of the issued and outstanding common shares without par value of which 6,004,700 shares are issued and outstanding into 33,025,850 Common shares issued and outstanding without par value, every 1 common share without par value being subdivided into 5.5 common shares without par value; and

(c)	Altering the Notice of Articles of our company, subject to the filing of the Transition Application under the Business Corporations Act (British Columbia);

9.	to consider and approve the acquisition of Ignition Technologies, Inc. in consideration for the issuance of 4,500,000 pre-split common shares of our company; and

10.	transacting any other business that may properly come before the meeting or any adjournment or adjournments thereof.

The record date for our annual and special meeting is September 1, 2005. Only shareholders of record at the close of business on September 1, 2005 are entitled to notice of, and to vote at, our annual and special meeting, and any adjournment or postponement of our annual and special meeting.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
2.1
Share Exchange Agreement dated effective as of July 29, 2005, among our company, Ignition Technologies, Inc., doing business as Mobile Gaming Now, Inc., the selling shareholders as set out in the share exchange agreement and Adam Jason Morand as guarantor [1]

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Previously filed as an exhibit to a current report on Form 8-K filed on August 8, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tryx Ventures Corp.

Date:	August 22, 2005

By:/s/ Alessandra Bordon Alessandra Bordon Title: President and Chief Executive Officer