Form 10QSB
period 2005-09-30
TRYX VENTURES CORP
filed 2005-11-14
CIK 1258786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50919

TRYX VENTURES CORP.
(Exact name of small business issuer as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

314-837 West Hastings Street, Vancouver, British Columbia Canada V6C 3N6
(Address of principal executive offices)

604.642.6410
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   7,504,700 common shares issued and outstanding as of November 7, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRYX VENTURES CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in Canadian Dollars)

TRYX VENTURES CORP.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Stated in Canadian Dollars)

	SEPTEMBER 30	MARCH 31
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$2,818	$6,575
Amounts receivable	2,930	820
Deposits on natural gas and oil assets	-	967,680

	$5,748	$975,075

LIABILITIES

Current
Accounts payable and accrued liabilities	$79,761	$664,673
Loans payable	93,617	72,432
	173,378	737,105

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 voting common shares without par value
100,000,000 Class “A” preferred shares with a par value of $1 each
Issued and outstanding:
3,004,700 common shares at September 30, 2005 and 6,004,700 common shares at March 31, 2005	322,328	685,208

Deficit Accumulated During The Exploration Stage	(489,958)	(447,238)
	(167,630)	237,970

	$5,748	$975,075

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.

(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in Canadian Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					DECEMBER 23
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Expenses
Professional fees	$24,280	$-	$34,894	$5,688	$147,194
Exploration expenditures and option payments	-	1,711	-	1,711	185,841
Rent	2,250	2,250	4,500	4,500	51,750
Office and sundry	52	193	274	249	4,072
Regulatory and transfer agent fees	2,136	404	3,052	524	23,473
Management fees	-	-	-	-	77,000
Consulting fees	-	-	-	-	5,000
	28,718	4,558	42,720	12,672	494,330
Less: Interest Income	-	-	-	-	(4,372)

Net Loss For The Period	$(28,718)	$(4,558)	$(42,720)	$(12,672)	$(489,958)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number Of Shares Outstanding	6,004,700	3,004,700	6,004,700	3,004,700

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in Canadian Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					DECEMBER 23
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(28,718)	$(4,558)	$(42,720)	$(12,672)	$(489,958)

Changes in non-cash working capital items:
Amounts receivable	(1,651)	(140)	(2,110)	(523)	(2,930)
Accounts payable and accrued liabilities	19,481	3,874	19,888	(209)	79,761
	(10,888)	(824)	(24,942)	(13,404)	(413,127)

Financing Activities
Loans payable	6,201	-	21,185	10,000	93,617
Issue of capital stock	-	-	-	-	322,328
	6,201	-	21,185	10,000	415,945

Increase (Decrease) In Cash	(4,687)	(824)	(3,757)	(3,404)	2,818

Cash, Beginning Of Period	7,505	7,644	6,575	10,224	-

Cash, End Of Period	$2,818	$6,820	$2,818	$6,820	$2,818

Supplementary Cash Flow Information
Interest paid	$-	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-	$-

Non-Cash Investing Activities
Unwinding of acquisition of natural gas and oil assets:
Reversal of accounts payable	$(604,800)	$-	$(604,800)	$-	$-
Cancellation of shares issued for acquisition of natural gas and oil assets	(362,880)	-	(362,880)	-	-

	$(967,680)	$-	$(967,680)	$-	$-

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) TO SEPTEMBER 30, 2005

(Unaudited)

(Stated in Canadian Dollars)

				DEFICIT
	NUMBER			ACCUMULATED
	OF		SHARE	DURING THE
	COMMON		SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	RECEIVABLE	STAGE	TOTAL

Balance, December 23, 1999 (Date of inception)	-	$-	$-	$-	$-

Stock issued for cash	607,000	151,750	(25,000)	-	126,750
Net loss for the period	-	-	-	(33,376)	(33,376)

Balance, March 31, 2000	607,000	151,750	(25,000)	(33,376)	93,374

Stock issued for cash	270,000	67,500	25,000	-	92,500
Net loss for the year	-	-	-	(186,393)	(186,393)

Balance, March 31, 2001	877,000	219,250	-	(219,769)	(519)

Stock issued for cash	1,123,000	40,750	-	-	40,750
Net loss for the year	-	-	-	(50,230)	(50,230)

Balance, March 31, 2002	2,000,000	260,000	-	(269,999)	(9,999)

Stock issued for cash	1,004,700	62,328	-	-	62,328
Net loss for the year	-	-	-	(71,453)	(71,453)

Balance, March 31, 2003	3,004,700	322,328	-	(341,452)	(19,124)

Net loss for the year	-	-	-	(44,429)	(44,429)

Balance, March 31, 2004	3,004,700	322,328	-	(385,881)	(63,553)

Stock issued for acquisition of oil and gas assets	3,000,000	362,880	-	-	362,880
Net loss for the year	-	-	-	(61,357)	(61,357)

Balance, March 31, 2005	6,004,700	685,208	-	(447,238)	237,970

Stock cancelled and returned to treasury on unwinding of acquisition of natural gas and oil assets	(3,000,000)	(362,880)	-	-	(362,880)
Net loss for the period	-	-	-	(42,720)	(42,720)

Balance, September 30, 2005	3,004,700	$322,328	$-	$(489,958)	$(167,630)

The accompanying notes are an integral part of these financial statements.

TRYX VENTURES CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in Canadian Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the six-month period ended September 30, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

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

On March 7, 2005, the Company entered into two agreements to purchase interests in a number of producing oil and gas wells, and gas lease interests, all located in California, USA. As at September 30, 2005, the Company has terminated the agreements and has subsequently entered into formal agreements to unwind the March 7, 2005 original participation agreements (Note 4).

The Company is seeking new business and has subsequently entered into a share exchange agreement (Note 5).

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

TRYX VENTURES CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

In the second quarter ended September 30, 2005, the Company entered into two unwind agreements, whereby they returned all rights and interest in all oil and gas properties. The Company is currently pursuing a business alternative with Ignition Technologies, Inc. (as disclosed in Note 4) and subsequent to September 30, 2005 will be considered to be in the development stage.

TRYX VENTURES CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in Canadian Dollars)

3.	INTEREST IN MINERAL PROPERTY CLAIMS (Continued)

In order to exercise the option, the Company was required to:

a)	make the following cash payments to the vendors –

i)	$10,000 upon the execution of the option agreement (paid);
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

iii)	an additional $15,000 on or before the day which is 12 months from the date the second payment required under (ii) above is made, and
iv)	an additional $20,000 on or before the day which is 12 months from the date the third payment required under (iii) above is made, and

b)	spend not less than the following amounts on exploration and development work on the Niemetz property –

i)	$100,000 on or before February 15, 2001 (expended); and
ii)	an additional $120,000 on or before February 15, 2005.

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

TRYX VENTURES CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in Canadian Dollars)

3.	INTEREST IN MINERAL PROPERTY CLAIMS (Continued)

On March 1, 2005, the Company abandoned its interest in the property. All exploration expenditures and option payments have been expensed to the statement of operations.

4.	DEPOSITS ON NATURAL GAS AND OIL ASSETS

On March 7, 2005, the Company entered into two purchase, sale and assumption agreements to purchase certain assets and beneficial interest, rights and obligations (“the Assets”) in and to two Purchase and Sale Agreements dated March 1, 2004 between the two vendors and a third party. The vendors will continue to hold the legal title to the assets transferred under Declarations of Trust. The Company will assume all liabilities, encumbrances and charges related to the Assets. The effective date of the purchase was the date that the full purchase price was paid by the Company, but no later than 180 days from March 7, 2005.

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

The aggregate purchase price under these two agreements was $967,680 ($800,000 US), comprising payment of $604,800 ($500,000 US) (unpaid at September 30, 2005), and the issuance of 3,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share, as follows:

a)

The purchase price under the first agreement was $302,400 ($250,000 US), comprising payment of $181,440 ($150,000 US) (unpaid at September 30, 2005), and the issuance of 1,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share.

TRYX VENTURES CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in Canadian Dollars)

4.	DEPOSITS ON NATURAL GAS AND OIL ASSETS (Continued)

b)

The purchase price under the second agreement was $665,280 ($550,000 US), comprising payment of $423,360 ($350,000 US) (unpaid at September 30, 2005), and the issuance of 2,000,000 common shares of the Company (issued at March 31, 2005) at a value of $0.12096 ($0.10 US) per share.

The vendors are both controlled by a single individual. Prior to the closing of the unwind agreements, that individual beneficially owned 49.96% of the Company’s common stock.

As at September 30, 2005, the Company has terminated the agreements and, subsequent to September 30, 2005, the Company formalized agreements to unwind the original participation agreements whereby the vendors will return the 3,000,000 previously issued common shares to the treasury of the Company. The common shares were cancelled and returned to treasury on October 25, 2005. The reversal and unwinding of the deposits on natural gas and oil assets have been reflected in the September 30, 2005 financial statements.

The closing of the unwind agreements will occur contemporaneously with the closing of the share exchange agreements disclosed in Note 5.

5.	SHARE EXCHANGE AGREEMENT

On August 4, 2005, the Company entered into a share exchange agreement with the shareholders of Ignition Technologies, Inc. (a Nevada Corporation doing business as Mobile Gaming Now, Inc (“Ignition”)) with a third party acting as guarantor. The guarantor, for value acknowledged sufficient and received, guarantees the accuracy of all representations and warranties of Ignition and the due performance by Ignition of all its obligations set out in the agreement. Pursuant to the agreement, the Company will acquire all of the 47,370 issued and outstanding common shares of Ignition in exchange for 4,500,000 common shares of the Company. As a result of the transaction, the former shareholders of Ignition will hold the majority of the issued and outstanding shares of the Company, resulting in an acquisition of control by the former shareholders of Ignition.

TRYX VENTURES CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in Canadian Dollars)

5.	SHARE EXCHANGE AGREEMENT (Continued)

The closing of the share exchange agreement was subject to the Company entering into and closing a convertible debenture in the amount of US $2,765,000. On October 21, 2005, the Company entered into a credit facility agreement, which closed October 25, 2005, whereby a lender will advance up to US $2,765,000 over a period of 5 years ($1,300,000 advanced to date), until October 21, 2010 (the maturity date). The amounts advanced will be convertible at the option of the lender, at any time until the maturity date, into units of the Company at US $0.70 per unit. Each unit will consist of one common share of the Company and one share purchase warrant. Each share purchase warrant will entitle the lender to purchase one additional common share of the Company at an exercise price of US $1.00 for a period of 3 years from the date the warrant is issued.

In lieu of interest, the Company shall pay a royalty fee calculated as a percentage of the Company’s audited gross revenues on a consolidated as follows:

(a)	5% royalty on revenues from $1 to $10,000,000;

(b)	4% royalty on revenues from $10,000,001 to $30,000,000;

(c)	3% royalty on revenues from $30,000,001 to $65,000,000; and

(d)	2% royalty on revenues from $65,000,001 to $120,000,000.

The Company shall pay the royalty to the lender on or before 100 days following each fiscal year end of the Company.

Further, on October 21, 2005 the Company entered into a General Security agreement with the lender, whereby the Company will mortgage, charge, assign and transfer a security interest in all the Company’s right, title and interest in and to all the property held by the Company.

6.	LOANS PAYABLE

The loans, advanced by a shareholder, are interest free, unsecured and repayable on demand.

TRYX VENTURES CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in Canadian Dollars)

7.	SHARE CAPITAL

On March 31, 2005, the Company issued 3,000,000 common shares at a total value of $362,880 as part payment of the acquisition of natural gas and oil assets (Note 4). As of September 30, 2005, the Company had terminated the agreements, whereby the vendors will return the 3,000,000 shares to the treasury of the Company for cancellation.

As at September 30, 2005, the Company has no stock option plan and has not granted any stock options.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of Company premises is on a month-to-month basis.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us" and "our" refer to Tryx Ventures Corp. and our wholly-owned subsidiary, Ignition Technologies, Inc.

Corporate History

We were incorporated on December 23, 1999 under the laws of the Province of British Columbia, Canada.

We entered into a share exchange agreement, dated July 29, 2005, with Ignition Technologies, Inc., a company incorporated under the laws of the state of Nevada on March 3, 2003. Ignition Technologies conducts business as Mobile Gaming Now, Inc. Under the Share Exchange Agreement, we agreed to acquire all 47,370 shares of the issued and outstanding stock of Ignition Technologies in exchange for 4,500,000 common shares in the capital of our company. The closing of the transactions contemplated in the Share Exchange Agreement and the acquisition of all of the issued and outstanding shares of Ignition Technologies occurred on October 25, 2005. As of the closing date, the former shareholders of Ignition Technologies hold approximately 60% of the issued and outstanding common shares of our company. The acquisition of Ignition Technologies is deemed to be a reverse acquisition for accounting purposes. Ignition Technologies, the acquired entity, is regarded as the predecessor entity as of October 25, 2005. Starting with the periodic report for the quarter in which the acquisition was consummated, our company commenced filing annual and quarterly reports based on the December 31 fiscal year end of Ignition Technologies. Such financial statements depict the operating results of Ignition Technologies, including the acquisition of our company, from October 25, 2005.

Upon our incorporation on December 23, 1999, we focussed our business efforts on the acquisition, exploration, development and exploitation of mineral and oil and gas properties. On March 7, 2005, we entered into a Purchase, Sale and Assumption Agreement, between our company and Trident Oil & Gas whereby we acquired Trident Oil & Gas' undivided 37.5% interest in certain oil and gas leases and other assets located in the County of

Tehama, California, in consideration for the issuance of 1,000,000 shares of our common stock and $150,000 cash, payable within 180 days after the effective date of the Purchase, Sale and Assumption Agreement. On March 7, 2005 we also entered into a Purchase, Sale and Assumption Agreement, between our company and Atlas Energy whereby we acquired Atlas Energy's undivided 75% interest in certain oil and gas leases and other assets located in the County of Madera, California. Our company entered into the Purchase, Sale and Assumption Agreement in consideration for the issuance of 2,000,000 shares of our common stock and $350,000 cash, payable within 180 days after the effective date of the Purchase, Sale and Assumption Agreement.

We were not successful in implementing our business plan. As management of our company investigated opportunities and challenges in the business of being an exploration oil and gas company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. The cash payments of $150,000 to Trident Oil & Gas and $350,000 to Atlas Energy were never made.

Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

We terminated the Purchase, Sale and Assumption Agreement with Atlas Energy pursuant to an Unwind Agreement dated October 21, 2005 and terminated the Purchase, Sale and Assumption Agreement with Trident Oil & Gas pursuant to an Unwind Agreement dated October 21, 2005. The termination agreements occurred contemporaneously with the closing of the Share Exchange Agreement.

Pursuant to the terms of the Unwind Agreements, our company returned to Trident Oil & Gas and Atlas Energy all right, title, interest, revenue accruals, debt accruals, obligations and duties accrued by or imposed on our company pursuant to the respective Purchase, Sale and Assumption Agreements in exchange for the respective parties returning all money and shares received pursuant to such agreements. The companies also released and forever discharged each other, their directors, officers, shareholders, employees and agents, and their respective successors and assigns, from all claims whatsoever arising out of the participation agreements. Our company then cancelled the 3,000,000 shares that were returned to treasury pursuant to the Unwind Agreements. No cash payments were made to Trident Oil & Gas or Atlas Energy.

Current Business

As of the closing date of the Share Exchange Agreement with Ignition Technologies on October 25, 2005, our company commenced the business of developing and licensing mobile media entertainment applications for online wireless gaming activities, namely poker. Ignition Technologies acquired the intellectual property rights to certain gaming software in addition to certain hardware technology applications for online wireless games and gaming, primarily online poker, that can be played using cellular phones and other hand-held and wireless devices. Our company plans to generate business through licensing the use of our products to customers and potential customers. Our product line includes products and services for operators of online and mobile games.

Our primary target market is online poker operators who seek to add mobile poker to their offerings. Our secondary market is attracting online poker operators who already offer mobile gaming but may seek licences with our company due to the advantages of our product line. Our company holds the rights to products that allow the creation, transmission, playing and managing of games and content. Our business is focussed on the development and licensing our own products and we do not engage in any gaming or wagering activity in any jurisdiction.

On April 1, 2005, Ignition Technologies completed the acquisition of the Mobile Gaming Platform, Mobile Poker and Mobile Gaming Marketing System for the purchase price of $250,000 from Illuminated Technologies, Inc., a company incorporated under the laws of British Columbia. The closing of the acquisition transaction occurred pursuant to the terms of an Intellectual Property Development and Transfer Agreement dated January 10, 2005, between Ignition Technologies and Illuminated Technologies.

Our Products

Ignition Technologies holds the rights to four proprietary products, all of which are operational and available for licensing to customers. Texas Holdem poker allows online participants to play with up to six other people at a time on their mobile phones. Our four products are:

1.	The MGN Mobile Gaming Platform;
2.	The MGN Mobile Gateway Server;
3.	Bronze, Silver and Gold Texas Holdem; and
4.	Mobile Gaming Marketing System (MGMS).

The MGN Mobile Gaming Platform

The MGN Mobile Gaming Platform is a stand alone gaming system that allows users to play, administer and manage games of chance or skill online and on mobile handsets. The platform consists of software, databases and computer servers that connect mobile phones, the internet and player games and provide the required hardware to operate the games and information management functions.

The MGN Mobile Gaming Platform supports player, affiliate, licensee, sub-licensee, and licensor management functions. It provides full system reports for game activity and usage, web traffic, physical server utilization and error and warning notifications. Developed in Java 2 Micro Edition (J2ME), the system is appropriate for use on cellular phones and other mobile handsets that are used in Asia, North America and Europe. It also supports prepaid card system services and credit card processing for coded and non-coded accounts from an unlimited number of payment service providers.

MGN Mobile Gateway Server

The MGN Mobile Gateway Server integrates existing personal computer games with mobile game systems. Currently, many gaming operators who operate via the internet on personal computers have not expanded their gaming services to include gaming on cellular phones and other mobile handsets. We think this is because they cannot provide existing customers access to the new service because they are required to obtain new customer subscriptions for such service. Obtaining new customer subscriptions requires investment in marketing and holds a degree of uncertainty. The MGN Mobile Gateway Server overcomes this problem and allows existing customers access to both personal computer and mobile game play.

There are four components to the MGN Mobile Gateway Server:

1.	Client software - includes a game with player interfaces;
2.	Lobby Interface - bridges the mobile client to the existing personal computer-based database;
3.

Language Translator - allows programming languages to talk to each other. (Different operators build their software in different languages but the MGN Mobile Gateway Server, programmed in J2ME, can "translate" between most, if not all, of those languages); and

4.	Custom Integrator - maps the calls from the existing personal computer databases and servers to the mobile databases and servers in order to connect the playing systems.

MGN Limit Texas Holdem Poker

There are three generations and multiple types of mobile phones in use today. Many countries, including Japan and Sweden, operate on third generation technology, which is the fastest, but the United States operates largely on second generation technology.

Many gaming applications with complex graphics require third generation technologies on mobile phones in order to operate effectively. In order to reach a broad based client range, our company has developed versions of Texas Holdem Poker that use varying levels of complexity to ensure that the target market can use our games with any generation or type of mobile handset. MGN's Bronze, Silver and Gold versions of Texas Holdem Poker enable users of various technology generations and types of mobile handsets to use our products.

All three versions of Texas Holdem Poker are currently operational.

Mobile Gaming Marketing System (MGMS)

The Mobile Gaming Marketing System is operating on the websites on our customer's websites, including www.fortuna-gaming.com and on our website www.mobilegamingnow.com. The information contained in these websites is not included or incorporated into this quarterly report.

The Mobile Gaming Marketing System is an internet website system for building and deploying marketing-driven websites for gaming. With MGMS, companies can create effective websites that target certain markets, create new leads, generate sales and provide customer service.

The Market

The market for our products is primarily comprised of operators of online and mobile games and gaming in Canada and the United States. The online gaming market has flourished since the launch of the world's first virtual online casino in 1995. Currently, poker is the most popular online game. USA Today has estimated that an estimated $10 billion in revenue will be generated by more than 2,000 gambling websites this year (2005). Online gaming customers can now play poker at 266 internet sites, up from only 53 in 2003, according to CasinoCity.com.

According to Mobile Consumer Data & Multimedia Services, 78.6 million wireless subscribers in the United States will play mobile games by 2009, up from 16.3 million in 2004. Strategy Analytics has reported that it expects that active users of downloadable games will grow to reach 220 million globally in 2009. According to Juniper Research, the total value of the global mobile games market is expected to reach nearly $5.6 billion in 2005.

Our competitive advantages include our position as being among the first group of companies to bring an online and mobile gaming platform for cellular phones and other mobile devices to the market, the strength and reliability of our software and the ease of use of our products.

Competition

Our competition in the United States and internationally is strong and continues to increase. Competitors in this market include companies offering software and hardware applications to mobile and online games and gaming operators. The principle competitive factors in this marketplace include: revenue, quality, reliability, brand recognition and ease of use. Our research shows that there are a number of public and private companies competing for market share in the online poker gaming market. We expect to face continuing and growing competition from existing and new competitors.

Our products, among other functions, enable users to play poker for money on mobile devices. There are only a few games on the market today that enable users to play poker for money on their mobile phone or other handset. However, some companies currently offer software which enables users to play poker for money on mobile devices. Some of these companies have already established a solid customer base. In addition, there are many emerging companies that are attempting to enter into the market in hopes of obtaining market share.

The following companies are our direct competitors because they enable players to play poker for money via their mobile phones or other mobile handset:

1.	Play for Money Poker and Casino Games;
2.	Phantom Fiber who maintains a website at www.phantomfiber.com;
3.	PokerRoom.com who maintains a website at www.PokerRoom.com;
4.	Spin 3 who maintains a website at www.spin3.com; and
5.	William Hill who maintains a website www.willhill.com.

Many of our competitors have substantially greater financial, technical, marketing, sales and other resources and have larger customer bases, longer operating histories, greater brand recognition and stronger relationships in the industry than we have. As a result, certain of these competitors may adopt more aggressive pricing policies which may hinder our ability to sell our products. Some of our competitors could even provide products similar to ours at no additional cost by copying our products. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of this market.

Our success depends in large part upon the rate at which games and gaming operators license and otherwise incorporate our products into the products and services they offer. If we are not successful in having our products used by such operators, our company may not generate sufficient income to carry out our business model.

Government Regulation

We are subject to various laws and regulations relating to our business but there are few laws and regulations that apply directly to licensing mobile and on-line games and gaming software to games and gaming operators. Our company licences our products to operators in the gaming industry and we do not engage in any wagering activity. It is possible that a number of laws and regulations may be promulgated by national, regional or local authorities regarding the sale of games and gaming software to games and gaming operators. Such laws and regulations may cover issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services.

The growth and development of the market for online gaming and commerce may prompt calls for more stringent laws that may impose additional burdens on companies that are conducting business online. The enactment of any additional laws or regulations, even those that will impact upon our customers' businesses and not directly on our own, may impede the growth of the industry and our company, damage our ability to obtain customers, increase our cost of doing business or otherwise have an adverse effect on us.

We have received an Interactive Gaming Licence from the Kahnawake Gaming Commission. Kahnawake is a community of approximately 8,000 Mohawk Indians located on the south shore of the St. Lawrence River, twenty minutes from Montreal, Quebec.  The Mohawk Reserve of Kahnawake presently occupies approximately 20 square miles.  The Mohawks of Kahnawake have asserted that they are a sovereign nation and as such they claim jurisdiction to issue gaming licenses. We will apply for a sub-license for each of our licensees. Although this license is not required for our continued operations, it provides our customers with some assurance that the Kahnawake Gaming Commission has reviewed the fairness of our operations.

In June 1996, the Mohawk Council of Kahnawake established the Kahnawake Gaming Commission pursuant to the provisions of the Kahnawake Gaming Law.  The Commission's mandate is to regulate and control gaming and gaming related activities that take place within or from the Mohawk Territory of Kahnawake.  In July 1999, the Commission recognized the need to create a regulatory environment designed specifically for the interactive gaming industry and enacted the Kahnawake Regulations Concerning Interactive Gaming, the regulatory framework designed to regulate online gaming in its jurisdiction.

The regulations used by the Kahnawake Gaming Commission cover issues relating to interactive gaming and gaming related activities conducted within or from the Mohawk Territory of Kahnawake. These gaming activities must satisfy three basic principles:  1) only suitable persons and entities are permitted to operate within the Kahnawake jurisdiction; 2) games offered are fair to the player; and 3) winners are paid.  In determining the suitability of persons and entities, all applications received by the Commission must include extensive information concerning the business entity that will operate the gaming venture as well as each of the principals associated with the entity.  All applications are investigated for accuracy and completeness and subjected to a probity check conducted by a United States fraud and high-risk management service on behalf on the Commission.  In addition to probity checks, the Commission retains professional expertise to review the applicant's software and control systems to ensure fairness, accuracy and reliability.  A recognized auditor is employed by the Commission to audit their clients. To ensure operators are able to meet their obligations to players, the financial viability of an applicant is assessed at the time of an application and may be re-assessed at any time the Commission directs. The Commission charges a $10,000 annual licensing fee.

Customers

We have entered into a License Agreement dated August 10, 2005, with Fortuna Gaming Corporation for the licensing of our Mobile Gaming Platform that includes our Bronze and Silver Texas Holdem products. At this time, we are dependent on Fortuna Gaming for all of our revenue. The loss of Fortuna Gaming as a customer would have a material adverse affect on our ability to continue operations.

Pursuant to the terms of our License Agreement with Fortuna Gaming, we have issued a three-year license to Fortuna Gaming for the use of our Mobile Gaming Platform in consideration for a $50,000 one-time initial fee and the payment of a monthly base fee of $5,000 plus $0.50 for each player who uses the system in excess of 10,000 players. This license is automatically renewed for additional one year terms unless terminated in accordance with the terms of the license agreement.

Suppliers

We offer our products through the use of computer servers and internet connectivity. To this end, we have signed a Consulting Agreement dated May 1, 2005, with Illuminated Technologies of Vancouver, British Columbia for the hosting and operation of all of our servers, databases, game development and installation. We pay CDN$63.75 per hour for Standard Technical Services, CDN$112.50 per hour for Advanced Technical Services and CDN$225.00 per hour for Expert Technical Services as defined in the Consulting Agreement. The rates we pay are discounted rates that are available to us because we signed the Consulting Agreement with Illuminated Technologies and because of our past dealings and relationship with them.

Pursuant to the Consulting Agreement, Illuminated Technologies will provide us with business, technical, research and development services, including but not limited to the following:

1.	Maintenance of Production Systems;
2.	Maintenance of Staging Systems;
3.	Maintenance of Development Systems;
4.	Maintenance of Databases used in Production, Staging, and Development;
5.	Technology research, generally in the areas of wireless technology and specific to mobile communication technologies;
6.	General Software Development Consulting; and
7.	General Project Management and Direction Consulting.

The provision of the services and hardware that we need to offer our products is readily available from a variety of sources, including Illuminated Technologies. The prices for these services and hardware are subject to market forces largely beyond our control. The prices for these products and services have varied in the past and may vary significantly in the future.

Compliance With Environmental Laws

To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, which require compliance with federal, state or local environmental laws in any jurisdiction of our operation.

Research And Development

Our company's research and development efforts are focussed on enhancing our products, including the periodic re-design of products and the incorporation of new technologies to improve the performance and design of new product lines and the expansion and adaptation of existing products. Our company conducts all of the research and development of our products. During the next twelve months to October 31, 2006, we anticipate spending approximately $4,469,000 on research and development.

Intellectual Property

We own all of the programming code and rights used in our products. We currently protect our intellectual property with a variety of copyright and trade secrets. The software and technical data over which we assert intellectual property rights include the following:

1.	The MGN Mobile Gaming Platform;
2.	The MGN Mobile Gateway Server;
3.	Bronze, Silver and Gold Texas Holdem;
4.	The MGN Poker Promotion Network; and
5.	The MGN Skill Games Network.

We also have registered the following URLs:

1.	www.mobilegamingnow.com; and
2.	www.phonetexasholdem.com.

The information contained in our websites is not included in this quarterly report. We have no patents or trademarks and we rely on copyright and trade secrets to protect our intellectual property. We intend to execute confidentiality and non-disclosure agreements with all future employees, partners, customers and consultants and limit access to and the distribution of our proprietary information.

Any member of our management or any technical personnel could leave our company, breach his or her confidentiality and non-disclosure obligations and share our trade secrets with a competitor. Also, we could fail to protect our trade secrets in other ways. The use of our trade secrets by a competitor could have a material adverse effect on our business, financial condition and results of operations.

We have no pending claims against us for infringement of any patents or other intellectual property rights of others. We have no reason to believe that we infringe any intellectual property rights of others, although we do not conduct systematic patent searches to determine whether any of our products infringe existing patent rights. Whether or not we are actually infringing the rights of third parties, claims of infringement may be advanced against us, forcing us either to defend costly litigation or to purchase license rights from third parties. If we are forced to purchase license rights from third parties, we cannot assure that we will be able to do so on commercially reasonable terms, or at all.

Employees

As of October 25, 2005, we had 3 employees consisting of Alessandra Borden as our President, Chief Executive Officer and Treasurer, Franco Perrotta as our Chief Financial Officer and Mauro Baessato as our Secretary. We plan to replace our current Chief Financial Officer as well as appoint individuals to the following positions before the end of our current fiscal year ended December 31, 2005: Vice President of Technology, Investor Relations Manager, Administration Manager, Business Development Representative, Game Designer and a Marketing Developer. We will seek to appoint individuals who have experience in the software and/or online gaming industry.

Mark Jensen, as President, Secretary and Treasurer, is the sole executive officer of Ignition Technologies. In addition, the following persons have entered into consulting agreements with Ignition Technologies to assist Mr. Jensen in the operation of our subsidiary: Don Currie, D. C. Goldman & Associates and DVRC, LLC, with Mark Jensen as its principal. The terms of these contracts state that the respective consultants shall provide the executive services and duties described in the agreement in return for the compensation specified until permanent employees are hired to perform those functions. Both our company and the consultants can terminate the agreement, without cause, with notice in writing.

DVRC, with Mark Jensen as its principal, entered into a Consulting Agreement dated April 1, 2005 with Ignition Technologies whereby DVRC agreed to act as interim Chief Executive Officer of the company in consideration for an engagement fee of $3,000 and monthly compensation of $10,000. DVRC is expected to provide, on average, a minimum of 65 hours per month of services. Don Currie entered into a Consulting Agreement dated June 1, 2005 with Ignition Technologies whereby Mr. Currie agreed to act as interim Vice President of Investor Relations of the company in consideration for an engagement fee of $5,000 and a monthly salary of $5,000. Mr. Currie is expected to provide, on average, a minimum of 40 hours per month of services. D. C. Goldman & Associates entered into a Consulting Agreement dated April 1, 2005 with Ignition Technologies whereby D. C. Goldman & Associates agreed to act as interim Chief Financial Officer of the company in consideration for an engagement fee of $3,000 and monthly compensation of $8,000. The consultant is expected to provide, on average, a minimum of 65 hours per month of services. Although such consultants assist Mr. Jensen in carrying out his duties as sole executive officer of Ignition Technologies, Mr. Jensen provides the primary duties and responsibilities of such positions. Mr. Jensen does not currently receive any salary as executive officer of Ignition Technologies.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2005. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are engaged in the business of providing mobile and online games and gaming technology. Our mobile and online games and gaming technology products allow for online wireless games and gaming, primarily online poker games, that can be played using cellular phones and other hand-held and wireless devices.

On October 25, 2005, we completed a Share Exchange Agreement with Ignition Technologies. As a result of the share exchange, we entered the mobile and online games and gaming business. Because we are the successor business to Ignition Technologies and because the operations and assets of Ignition Technologies represents our entire business and operations from the closing date of the Share Exchange Agreement, our management's discussion and analysis and plan of operations are based on Ignition Technologies' financial results for the relevant periods.

On April 1, 2005, Ignition Technologies purchased all rights to the mobile gaming platform and the business of providing mobile games and gaming technology, which now forms the basis of our company's product line. On August 10, 2005, Ignition Technologies signed a License Agreement with Fortuna Gaming for the licensing of our Mobile Gaming Platform that includes the Bronze and Silver Texas Holdem products. Pursuant to the terms of our License Agreement with Fortuna Gaming, Fortuna Gaming licenses the use of Mobile Gaming Platform to our company in consideration for a $50,000 one-time initial fee and a monthly license fee of $5,000 plus $0.50 for each player who uses the system in excess of 10,000 players. The license is automatically renewed for additional one year terms unless terminated in accordance with the terms of the licence agreement.

For the year ended December 31, 2004 and the six-month period ended September 30, 2005, we did not generate any revenues from the licensing of our products. On August 10, 2005, we signed a licensing agreement with Fortuna Gaming to license our Mobile Gaming Platform product. They paid a $50,000 one-time initial fee and will pay a monthly licensing fee of $5,000 plus $0.50 for each player who uses the system in excess of 10,000 players.

Plan of Operations

As of September 30, 2005, our company had cash on hand of CDN$2,818 and a working capital deficiency of CDN$167,630. We estimate our operating expenses and working capital requirements for the next twelve months to October 31, 2006 to be as follows:

Estimated Expenses to October 31, 2006
Operating expenses
Sales and Marketing	$6,373,000
General and Administrative	$253,000
Product Research and Development	$4,469,000
Capital Expenditures	$945,000
Officer and Employee Compensation	$1,181,000
Fund raising	$147,000
Total	$13,368,000

These estimates do not include any potential capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product offering.

Sales and Marketing

Our company performs all sales and marketing activities and we offer sales and marketing services for licensees who licensee our products or otherwise request such services. We anticipate spending approximately $5,450,000 million in marketing in the next twelve months. These activities include website development, search engine optimization, affiliate programs, reciprocal linking, local internet marketing, player promotions and advertising, trade shows, industry advertising and website development. We anticipate spending $923,000 in sales activities.

General and Administrative

We anticipate spending approximately $253,000 on general and administration costs in the next twelve months. These costs will consist primarily of accounting fees, banking, legal fees and telephone and utility bills.

Product Research and Development

We anticipate spending $4.47 million on product development in the next twelve months. This includes the development of online and mobile games, primarily for our Texas Holdem products.

Capital Expenditures

We estimate spending approximately $945,000 for computer hardware and software equipment for servers, including game servers, financial servers, merchant servers and marketing servers during the next twelve months.

Officer and Employee Compensation

We estimate spending approximately $1.18 million in officer and employee compensation during the next twelve months. Currently, we employ three executive officers including Alessandra Bordon who acts as our President, Chief Executive Officer and Treasurer, Franco Perrotta who acts as our Chief Financial Officer and Mauro Baessato who acts as our Secretary. As a result of our change in business focus, we intend to hire suitable individuals with specific industry knowledge in the software gaming business for the following positions within the next twelve month period: Chief Executive Officer, Chief Financial Officer, Investor Relations Manager, Administration Manager, Controller/Compliance Director, Sales Director and Marketing Manager.

Mark Jensen, as President, Secretary and Treasurer, is currently the sole executive officer of Ignition Technologies. Mr. Jensen does not currently receive a salary as executive officer of Ignition Technologies. Currently, our wholly-owned operating subsidiary has consulting agreements with the following persons: Don Currie, Daniel Goldman and DVRC, with Mark Jensen as its principal. Both Ignition Technologies and the respective consultants can terminate the agreement, without cause, with notice in writing.

DVRC entered into a Consulting Agreement dated April 1, 2005 with Ignition Technologies whereby Mark Jensen, the principal of DVRC, agreed to act as interim Chief Executive Officer of the company in consideration for an engagement fee of $3,000 and monthly compensation of $10,000. DVRC is expected to provide, on average, a minimum of 65 hours per month of services. Don Currie entered into a Consulting Agreement dated June 1, 2005 with Ignition Technologies whereby Mr. Currie agreed to act as interim Vice President of Investor Relations of the company in consideration for an engagement fee of $5,000 and a monthly salary of $5,000. Mr. Currie is expected to provide, on average, a minimum of 40 hours per month of services. D. C. Goldman & Associates entered into a Consulting Agreement dated April 1, 2005 with Ignition Technologies whereby D. C. Goldman & Associates agreed to act as interim Chief Financial Officer of the company in consideration for an engagement fee of $3,000 and monthly compensation of $8,000. The consultant is expected to provide, on average, a minimum of 65 hours per month of services. Although such consultants assist Mr. Jensen in carrying out his duties as sole executive officer, Mr. Jensen provides the primary duties and responsibilities of such positions.

Fundraising

We anticipate spending $147,000 for fundraising efforts in the next twelve months. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended March 31, 2006.

Our company incurred a loss of CDN$42,720 for the six-month period ended September 30, 2005. As of September 30, 2005 our company had a working capital deficiency of CDN$167,630. On October 21, 2005, we entered into a Credit Facility Agreement whereby our company can draw down up to $2,765,000 for a period of one year until October 21, 2006. We have drawn down approximately $1.3 million to the date of this quarterly report. As indicated above, our estimated working capital requirements and projected operating expenses to October 31, 2006 total $13,368,000. As at September 30, 2005, we had cash on hand of CDN$2,818. We intend to fulfill any additional cash requirement through the sale of our equity securities in the event that we do not receive sufficient revenue from operations or through our credit facility. There can be no assurance that actual cash requirements will not exceed our estimates.

We intend to conduct product research and development in the next twelve months in order to generate sales and meet the demands of the market. Specifically, we plan to begin building a 3D poker application in November, 2005. We estimate the research and development cost of the 3D poker application to be approximately $1 million of our entire estimated $4.47 million product development budget.

We identify and evaluate our target markets based on an analysis of end-user needs, competitive analysis, compatibility of the target markets with our market entry strategies and the existence of government or other organisations that control or otherwise play key strategic roles in our target markets.

Given that several of our products are currently operational and that we have licensed our products with one licensee, we believe that we are well-positioned to obtain more licenses and increase our cash flow to meet our projected cash flow targets and cash needs through October 31, 2006. However, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including market acceptance of our products, competition from well-funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections. If our cash flow projections are not realized, we will require additional monies during fiscal 2005 and 2006 to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our product offerings and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and our products gain acceptance by customers and gaming operators. We have implemented cost reductions and expect to keep our operating costs to reasonable levels that reflect the cash that is available through financing or operating activities.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether customers and gaming operators license our products. We cannot predict whether or when this might happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Liquidity and Capital Resources

As of September 30, 2005, our company had cash in the amount of CDN$2,818 and CDN$173,378 in current liabilities. The current liabilities primarily consisted of notes payable in the amount of CDN$350,000. Our company had a working capital deficiency of CDN$167,630 as of September 30, 2005.

On October 24, 2005, our company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property as lender, whereby our company may draw down up to $2,765,000 of a credit facility from advances until October 21, 2006. The principal advanced must be repaid at maturity on October 21, 2010 and we are subject to an annual royalty payment based on our annual revenues in accordance with a calculation set out in the Credit Facility Agreement. As of the date of this quarterly report, Androgas Property has advanced $1.3 million to our company under the Credit Facility Agreement.

We have suffered recurring losses. The continuation of our company as a going concern is dependent upon us attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through future equity offerings.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on Ignition Technologies' audited financial statements for the six-month period ended September 30, 2005 and the fiscal years ended December 31, 2004 and 2003, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We will need to raise additional funds to:

-	support our planned growth and carry out our business plan,
-	develop new or enhanced services and technologies,
-	increase our marketing efforts,
-	acquire complementary businesses or technologies, and
-	respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

We have a history of losses and nominal operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through September 30, 2005, we have incurred aggregate net losses of CDN$489,958 from operations. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a sustainable level of income from licensing the use of our products. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in the independent registered public accounting firm's report of Ignition Technologies' audited financial statements for the six-month period ended September 30, 2005 and the fiscal years ended December 31, 2004 and 2003.

We hold no patents on our proprietary technology and may not be able to protect our proprietary technology.

We do not have and do not intend to apply for patents on our software products. We currently rely on copyright and trade secrets to protect our proprietary intellectual property. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection might be out of date by the time the patent were to be granted.

The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Employees may leave our company and become employed by our competitors.

While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or similar technology may be independently developed by competitors. Competitors may add features, increase performance or sell products similar to our company at lower prices. We cannot predict whether our products will compete successfully with the products of existing or emerging competitors.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar software independently, we would not be able to compete as effectively. The measures we take to protect our proprietary technology and other intellectual property rights are currently based upon a combination of copyright and trade secrets, but may not be adequate to prevent the unauthorized use of our proprietary technology and other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our software or other technologies.

We are currently dependent on one licensee of our products for revenue and if we are unable to increase our market share and generate significant revenues from the license of our products, then our revenues may not increase significantly.

We operate in a highly competitive industry and our failure to compete effectively and generate income through the license of our products may adversely affect our ability to generate revenue. The market for mobile and online games and gaming software is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. There can be no assurance that our new or existing products will gain market acceptance. Management is aware of similar products which compete directly with our products. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader or superior product line. Some of our competitors may conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. Increased competition in the mobile and online games and gaming industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

The mobile and online gaming industry is characterized by rapidly changing technology, evolving industry standards and varying customer demand. We believe that our success will depend on our ability to generate income through the license of our products and that it will require us to continuously develop and enhance our current products and introduce new and more technologically advanced products promptly into the market. We can make no assurance that our technology will not become obsolete due to the introduction of alternative technologies. If we are unable to continue to develop and introduce new products to meet technological changes and changes in market demands, our business and operating results, including our ability to generate revenues, could be adversely affected.

If we fail to effectively manage the growth of our company and the license of our products, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology and the expansion of our marketing and sales efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success will be largely dependent upon our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical business of software development for online gaming applications. Such individuals are in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel or we may fail to retain such employees after they are hired. Mark Jensen is a current employee who is vital to the success of our company's business. The resignation or removal of Mark Jensen from our company, and the inability to replace Mr. Jensen with a suitable replacement, would have a material adverse effect on our company. In addition, the inability of our company to hire key personnel when needed will have a significant negative effect on our business.

Online Gaming is not legal in every jurisdiction and laws and regulations regarding online gaming are subject to change.

We do not participate in online gaming activities but our software does enable our customers to do so. If our customers' business activities are restricted by laws or regulations concerning gaming or related activities, our customers may have less of a demand for our products. If demand for our products is low, we may not generate sufficient revenue to conduct our business and we may have to cease operations.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could have a material adverse effect on the market price of our common stock.

Our company currently has a convertible credit facility outstanding, and if the lender converts all or a significant amount of the loan and exercises all or a significant amount of its warrants, then our shareholders will be subject to further, and maybe significant, dilution.

On October 25, 2005, we closed a convertible Credit Facility Agreement dated October 21, 2005 with Androgas Property under which we may draw down up to $2,765,000 over the period of one year. As of the date of this quarterly report, we have drawn down approximately $1.3 million of the credit facility. The credit facility matures on October 21, 2010 and the principal amount is repayable at that time. Androgas Property may at any time and from time to time during the term of the credit facility, convert the balance of the credit facility or any portion thereof into units of our common stock. The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit. Each unit consists of one common share and one share purchase warrant. The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share. In the event that Androgas Property advances all $2,765,000 to our company under the credit facility and Androgas Property elects to convert all amounts under the credit facility and elects to exercise all share purchase warrants, Androgas Property would hold 7,900,000 shares of our common stock. If such amounts were converted and exercised, as applicable, on the date of this quarterly report, Androgas Property would hold approximately 51.3% of the issued and outstanding shares of our common stock.

Our Memorandum and Articles contain provisions that could delay or prevent a change of control and could limit the market price of our common stock.

Our authorized capital stock consists of 100,000,000 shares of common stock with no par value and 100,000,000 shares of Class "A" preferred stock with a par value of $1.00. To date, 7,504,700 shares of our common stock are issued and outstanding and no shares of preferred stock are issued and outstanding. Our board of directors, without any action by our stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish many of the rights, preferences and privileges of these shares. The holders of preferred stock shares rank, both in regards to dividends and to return of capital, in priority to all other shares of our company and may have other superior rights to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other mobile and online games and gaming companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the closing of the Share Exchange Agreement on October 25, 2005, our company issued 4,500,000 shares of our common stock to the 14 former shareholders of Ignition Technologies. With respect to the 5 former shareholders of Ignition Technologies which were U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933), we relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. With respect to the balance of the former shareholders of Ignition Technologies who were not U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933), we issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 25, 2005, Trident Oil & Gas and Atlas Energy surrendered for cancellation, pursuant to the terms of the respective Unwind Agreements dated October 21, 2005 with our company, 2,000,000 and 1,000,000 shares respectively owned by them in the capital of our company.

Additionally, in connection with the closing of a Credit Facility Agreement on October 25, 2005, our company entered into a $2,765,000 convertible credit facility with Androgas Property. The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit. Each unit consists of one common share and one share purchase warrant. The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share. Upon conversion of the amounts advanced under the credit facility, the units and the securities underlying the units, will be issued in reliance upon an exemption from registration in an offering of securities in an offshore transaction to a non U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the credit facility, our company granted registration rights to Androgas Property and intends to register the common shares capable of being converted and exercised, as applicable, under the credit facility with the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. There can be no assurance, however, that our company will be successful in registering the shares issued pursuant to the terms of the Credit Facility Agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Memorandum dated December 23, 1999 (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
3.2	Articles of Incorporation dated December 23, 1999 (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
(10)	Material Agreements
10.1

Purchase, Sale and Assumption Agreement dated March 1, 2004 to acquire Trident’s interests in the East Corning Area (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2005)

10.2	Purchase, Sale and Assumption Agreement dated March 1, 2004 to acquire Atlas’ interests in the Triangle “T” Area (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2005)
10.3

Property Option Agreement, dated February 15, 2000, between Tryx Ventures, Gino Chitaroni, Brian Youngs and Tom Von Cardinal (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)

10.4	Amended Property Option Agreement, dated February 15, 2002 (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
10.5	Second Amended Property Option Agreement, dated July 25, 2003 (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
10.6	Third Amended Property Option Agreement, dated February 15, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 12, 2004)
10.7

Intellectual Property Development and Transfer Agreement dated January 10, 2005, between Ignition Technologies, Inc., dba MobileGamingNow, Inc. and Illuminated Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.8

Consulting Agreement dated April 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and D.C. Goldman & Associates (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.9	Software License Agreement dated August 10, 2005, between Fortuna UK and MobileGamingNow, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.10

Consulting Agreement dated April 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and DVRC, LLC (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.11

Consulting / Development Agreement dated May 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and Illuminated Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.12

Consulting Agreement dated June 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and Adam Morand (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.13

Consulting Agreement dated June 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and Don Currie (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.14	Kahnawake Gaming Commission Temporary Client Provider Authorization (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.15	Credit Facility Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.16	General Security Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.17	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Trident Oil & Gas, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.18	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Atlas Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 19, 2005)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Alessandra Bordon
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Franco Perrotta
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRYX VENTURES CORP.

By: /s/ Alessandra Bordon

Alessandra Bordon, President and Director

(Principal Executive Officer)

November 14, 2005

By: /s/ Franco Perrotta

Franco Perrotta, Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

November 14, 2005