Form 10KSB
period 2005-12-31
MGN TECHNOLOGIES, INC.
filed 2006-04-18
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-50919

MGN TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Suite 1505 – 409 Granville Street, Vancouver, British Columbia  V6B 2V2
(Address of principal executive office, including zip code)

Issuer’s telephone number: 604-602-9596

Securities registered under Section 12(b) of the Exchange Act:

None Title of each class	N/A Name of exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Title of each class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [x]

State the issuer’s revenues for its most recent fiscal year. $5,556

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $47,856,391 as of April 5, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  April 5, 2006 – 41,775,850 Shares of Common Stock

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance.  You can often identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “goal”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks and uncertainties in the section of this annual report entitled “Risk Factors”, any of which may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, we do not undertake to update any of the forward-looking statements to conform these statements to actual results.

REFERENCES

In this annual report: (i) references to “we”, “us”, “our”, “MGN” or the “Company” refer to MGN Technologies, Inc., formerly Tryx Ventures Corp., and our wholly-owned subsidiary, Ignition Technologies, Inc., unless the context suggests otherwise (ii) all dollar amounts are expressed in United States dollars and (iii) all references to “common shares” are to the shares of common stock of the Company.

PART I

Item 1.

Description of Business

Corporate History

General

We were incorporated on December 23, 1999 under the laws of the Province of British Columbia, Canada as Tryx Ventures Corp.  On October 25, 2005, we changed our business to being a developer and marketer of online and mobile software games for consumers by acquiring Ignition Technologies, Inc.  On December 6, 2005, we subdivided all of our issued and outstanding common shares without par value on the basis of every one common share being subdivided into 5.5 common shares and we changed our name to MGN Technologies, Inc. to reflect the change in our business. All share amounts presented in this annual report reflect such subdivision of our shares, except as otherwise indicated or the context otherwise requires.

The Acquisition

On August 4, 2005, we entered into a share exchange agreement, dated July 29, 2005 (the “Share Exchange Agreement”), with Ignition Technologies, Inc. (“Ignition Technologies”), a company incorporated under the laws of the state of Nevada on March 3, 2003. Ignition Technologies conducts business as Mobile Gaming Now, Inc. Under the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding stock of Ignition Technologies in exchange for 24,750,000 common shares (4,500,000 pre-split shares) in the capital of our company. The closing of the transactions contemplated in the Share Exchange Agreement and the acquisition of all of the issued and outstanding shares of Ignition Technologies occurred on October 25, 2005.

As a result of the acquisition of Ignition Technologies, we are a developer and marketer of online and mobile software games for consumers.  We have developed a gaming platform that creates simultaneous play between a web browser on a PC and a mobile phone device.  We build casino-based games including Texas Holdem’ poker and Black Jack.  We offer three modes of play based on risk and reward – Play-for-Free, Play-for-Prizes and Play-for-Money. We market our games through our own operating websites as well as license our gaming platform to strategic partners in the gaming industry, including land-based casinos, poker operators and corporations.  We build and operate our own sophisticated, Internet marketing programs to drive customer acquisition.  We will also work with other distribution channels such as mobile carriers, retail channels and online content providers to market and distribute our games.

We derive our revenue through our licensing program with strategic partners in the gaming industry as well as by operating and distributing our own games.  Our business model is to (i) sell monthly subscriptions to players and build a value-added program that creates multiple revenue streams with a level of high customer retention and (ii) to partner with companies engaged in the gaming industry who will market our products to their customer base.  The goal is to create multiple channels of distribution for our products and services.  We and our licensees market to players to create monthly subscriptions and gaming fees.  Our licensees can purchase marketing services from us to aid in efforts to enlist monthly subscriptions.  Mobile carriers, retailers and online content providers can also market monthly subscriptions or gaming downloads for fees to create revenue streams.

MGN launched its gaming sites in the first quarter of 2006 and is in a soft-marketing phase for testing and product development to create a competitive product.  MGN launches a national licensee program for land-based casinos in April of 2006.  To date, we have only started generating revenues from our licensing program and have not generated any revenues from our websites.

As of the closing date of the acquisition of Ignition Technologies, the former shareholders of Ignition Technologies held approximately 60% of the issued and outstanding common shares of our company.  As a result, the acquisition of Ignition Technologies is deemed to be a reverse acquisition for accounting purposes. Ignition Technologies is regarded as our predecessor entity as of October 25, 2005 and we adopted the December 31 year end of Ignition Technologies.  In accordance with the provisions governing the accounting for reverse acquisitions, the amounts presented in the financial statements contained in this annual report as at December 31, 2004 are those of Ignition Technologies.

Our Prior Business

Since our incorporation, we had focused our business efforts on the acquisition, exploration, development and exploitation of mineral and oil and gas properties. On March 7, 2005, we entered into a Purchase, Sale and Assumption Agreement, between our company and Trident Oil & Gas whereby we acquired Trident Oil & Gas’ undivided 37.5% interest in certain oil and gas leases and other assets located in the County of Tehama, California, in consideration for the issuance of 5,500,000 shares of our common stock (which were subsequently cancelled as described below) and $150,000 cash, payable within 180 days after the effective date of the Purchase, Sale and Assumption Agreement. On March 7, 2005 we also entered into a Purchase, Sale and Assumption Agreement, between our company and Atlas Energy whereby we acquired Atlas Energy’s undivided 75% interest in certain oil and gas leases and other assets located in the County of Madera, California in consideration for the issuance of 11,000,000 shares of our common stock (which were subsequently cancelled as described below) and $350,000 cash, payable within 180 days after the effective date of the Purchase, Sale and Assumption Agreement.

As management of our company investigated opportunities and challenges in the business of being an exploration oil and gas company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we changed our focus to the identification of suitable businesses with which to enter into a business opportunity or business combination.

We terminated the Purchase, Sale and Assumption Agreement with Atlas Energy pursuant to an Unwind Agreement dated October 21, 2005 and terminated the Purchase, Sale and Assumption Agreement with Trident Oil & Gas pursuant to an Unwind Agreement dated October 21, 2005 (collectively, the “Unwind Agreements”). The Unwind Agreements occurred contemporaneously with the closing of the Share Exchange Agreement. The sale of all of our rights to the oil and gas leases did not amount to a sale of all or substantially all of the assets of our company due to the fact that, prior to the disposition of the assets in accordance with the closing conditions of the Unwind Agreements, we acquired our new business as operated through Ignition Technologies as a result of the Share Exchange Agreement. As a result, our company was not required to obtain shareholder approval for the disposition of our oil and gas interests.

Pursuant to the terms of the Unwind Agreements, our company returned to Trident Oil & Gas and Atlas Energy all right, title, interest, revenue accruals, debt accruals, obligations and duties accrued by or imposed on our company pursuant to the respective Purchase, Sale and Assumption Agreements in exchange for the respective parties returning all money and shares received pursuant to such agreements. The companies also released and forever discharged each other, their directors, officers, shareholders, employees and agents, and their respective successors and assigns, from all claims whatsoever arising out of such agreements. Our company then cancelled the 16,500,000 shares that were returned to treasury pursuant to the Unwind Agreements.  The unwinding transaction was recorded at the carrying value of the disposed assets net of related liabilities, which approximates the fair value, due to a lack of trading activity of the Company’s common shares at the time and the carrying value of the disposed assets net of related liabilities is the more readily determinable amount.

Description of Business

General

As of the closing date of the Share Exchange Agreement with Ignition Technologies on October 25, 2005, our company commenced the business of developing and licensing mobile media entertainment applications for online wireless gaming activities, namely poker. Ignition Technologies acquired the intellectual property rights to certain gaming software in addition to certain hardware technology applications for online wireless games and gaming, primarily online poker, that can be played using cellular phones and other hand-held and wireless devices. Our company plans to generate business through our licensing program with strategic partners in the gaming industry, including land-based casinos, poker operators and corporations, and by operating and distributing our own games. Our product line includes products and services for operators of online and mobile games.

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

Product development of our primary online and mobile games began in June of 2005 and is expected to be completed in April of 2006.  We have created a range of online and mobile consumer-based casino type gaming products, including Texas Holdem’ poker, Black Jack, Slots, Roulette, Craps and Solitaire.  These products have been crafted to target the online and mobile gaming markets in the current climate of online gambling and gaming.  There is a play-for-free game that is played for points.  A second mode of play is play-for-prizes.  Players receive points for time spent and playing the games and can enter sweepstakes-style drawings for cash and prizes.  The play-for-money program offers poker for money stakes.  The play for money site is not operated within the United States due to gaming restrictions in the U.S.

In August of 2005, Ignition Technologies entered its first licensee agreement with Fortuna Gaming UK.  Fortuna Gaming’s focus currently is to capture market share in the mobile gaming portion of the business with our licensing program.  We are seeking other licensees to join the program.  We provide our licensees with the required operating software, support them in the installation, operation and maintenance of hardware and software, as well as provide security and customer support and transaction processing services.

In the first quarter of 2006 we launched our play-for-free site at www.mgnpoker.net.  We launched our play-for-money site at www.mgnpoker.com.  The first version of the play-for-prizes site is available at www.mgnpoker.biz.  Version 2 of the play-for-prizes game will be available around May 1, 2006.  We launched the websites and have done cursory marketing to test the games and make modifications.  The technical nature of combining online and mobile games has required an extensive testing phase to build a competitive gaming platform.

The primary target market for us is land-based casinos in the United States, Canada and Europe.  Land-based casinos have done little in the way of Internet gaming and marketing because of the prohibition on Internet gaming by gaming regulators and the United States Department of Justice.  Our gaming platform offers a legal, turnkey gaming system for land-based casinos which does not involve wagering.  Casinos can operate their own branded games without wagering or involving gaming revenues.  Casinos can operate their branded online games to create more brand awareness and loyalty. We expect to launch our national land-based casino marketing plan in April of 2006.

We launched our key marketing strategies in the first quarter of 2006.  Through the services of Southgate SEO, LLC we began an extensive search engine keyword marketing program that has generated over 1,000 players as of March 31, 2006.  We also launched our local Internet marketing program called PlayersClubShopping.com, a directory of high-end stores in local cities that attract affluent people with the objective of attracting more players.

Our Products

Ignition Technologies holds the rights to four proprietary gaming software products, all of which are operational and available for licensing to customers. Texas Holdem poker allows online participants to play with up to six other people at a time on their mobile phones. Our four products are:

1.

The MGN Mobile Gaming Platform;

2.

The MGN Mobile Gateway Server;

3.

Bronze, Silver and Gold Texas Holdem; and

4.

Mobile Gaming Marketing Systems (MGMS).

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

MGN Mobile Gateway Server

The MGN Mobile Gateway Server integrates existing personal computer games with mobile game systems. Currently, many gaming operators who operate via the internet on personal computers have not expanded their gaming services to include gaming on cellular phones and other mobile handsets. We believe this is because they cannot provide existing customers access to the new service since they are required to obtain new customer subscriptions for such service. Obtaining new customer subscriptions requires investment in marketing and holds a degree of uncertainty. We designed the MGN Mobile Gateway Server to overcome this problem and allow existing customers access to both personal computer and mobile game play.

There are four components to the MGN Mobile Gateway Server:

1.

Client software – includes a game with player interfaces;

2.

Lobby Interface – bridges the mobile client to the existing personal computer-based database;

3.

Language Translator – allows programming languages to talk to each other.  (Different operators build their software in different languages but the MGN Mobile Gateway Server, programmed in J2ME, can “translate” between most, if not all, of those languages); and

4.

Custom Integrator – maps the calls from the existing personal computer databases and servers to the mobile databases and servers in order to connect the playing systems.

MGN Limit Texas Holdem Poker

There are three generations and multiple types of mobile phones in use today.  Many countries, including Japan and Sweden, operate on third generation technology, which is the fastest, but the United States operates largely on second generation technology.

Many gaming applications with complex graphics require third generation technologies on mobile phones in order to operate effectively.  In order to reach a broad based client range, our company has developed versions of Texas Holdem Poker that use varying levels of complexity to ensure that the target market can use our games with any generation or type of mobile handset.  MGN’s Bronze, Silver, and Gold versions of Texas Holdem Poker enable users of various technology generations and types of mobile handsets to use our products.

All three versions of Texas Holdem Poker are currently operational.

Mobile Gaming Marketing System (MGMS)

The Mobile Gaming Marketing System is operating on our customer’s websites, including www.fortuna-gaming.com and on our website www.mobilegamingnow.com. The information contained in these websites is not included or incorporated into this annual report.

The Mobile Gaming Marketing System is an internet website system for building and deploying marketing-driven websites for gaming. With MGMS, companies can create effective websites that target certain markets, create new leads, generate sales and provide customer service.

Our Websites

On January 27, 2006, our company launched its play-for-free gaming site featuring mobile and PC Texas Holdem poker.  The website is located at www.mobilegamingnow.com.  Players can choose to play online through their browser with the no-download version or download the mobile game and play on a mobile phone.  The website is the first to feature integrated PC and mobile play in a multi-player poker game.

On February 24, 2006, our company announced its launch of its play-for-money website effective February 27, 2006 and its play-for-prizes website effective March 6, 2006 located at www.mgnpoker.com and www.mgnpoker.biz respectively.  The play-for-money website is restricted and not available to residents of the United States.  We have designed our websites and games to operate in compliance with U.S. gaming restrictions.  In accordance with these restrictions, we do not accept bets from players within the United States.

The Market

The market for our products is primarily comprised of operators of online and mobile games and gaming operators in Canada and the United States and Europe, including land-based casinos, poker operators and corporations. The online gaming market has flourished since the launch of the world’s first virtual online casino in 1995. Currently, poker is the most popular online game. Online gaming customers can now play poker at 266 internet sites, up from only 53 in 2003, according to CasinoCity.com.

According to Mobile Consumer Data & Multimedia Services, 78.6 million wireless subscribers in the United States will play mobile games by 2009, up from 16.3 million in 2004. Strategy Analytics has reported that it expects that active users of downloadable games will grow to reach 220 million globally in 2009.

We believe our competitive advantages include our position as being among the first group of companies to bring an online and mobile gaming platform for cellular phones and other mobile devices to the market, the strength and reliability of our software and the ease of use of our products.

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

5.

William Hill who maintains a website at www.willhill.com.

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

Government Regulation

We are subject to various laws and regulations relating to our business. While there are few laws and regulations that apply directly to licensing mobile and on-line games and gaming software to games and gaming operators, we and our licensees are subject to governmental laws and regulations that govern the gaming industry, including U.S. federal and state gaming laws where U.S. players or operations are involved. Our company licenses our products to operators in the gaming industry. It is possible that a number of laws and regulations may be promulgated by national, regional or local authorities regarding the sale of games and gaming software to games and gaming operators. Such laws and regulations may cover issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services.

The growth and development of the market for online gaming and commerce may prompt calls for more stringent laws that may impose additional burdens on companies that are conducting business online. The enactment of any additional laws or regulations, even those that will impact upon our customers’ businesses and not directly on our own, may impede the growth of the industry and our company, damage our ability to obtain customers, increase our cost of doing business or otherwise have an adverse effect on us.

Although not required for the operation of our business, pursuant to applicable gaming laws and regulations, we have received an Interactive Gaming Licence from the Kahnawake Gaming Commission which allows us to accept wagers. Although this license is not required for our continued operations, it provides our customers with some assurance that the Kahnawake Gaming Commission has reviewed the fairness of our operations.  Kahnawake is a community of approximately 8,000 Mohawk Indians located on the south shore of the St. Lawrence River, twenty minutes from Montreal, Quebec.  The Mohawk Reserve of Kahnawake presently occupies approximately 20 square miles.  The Mohawks of Kahnawake have asserted that they are a sovereign nation and as such they claim jurisdiction to issue gaming licenses. We will apply for a sub-license for each of our licensees.

In June 1996, the Mohawk Council of Kahnawake established the Kahnawake Gaming Commission pursuant to the provisions of the Kahnawake Gaming Law.  The Commission’s mandate is to regulate and control gaming and gaming related activities that take place within or from the Mohawk Territory of Kahnawake.  In July 1999, the Commission recognized the need to create a regulatory environment designed specifically for the interactive gaming industry and enacted the Kahnawake Regulations Concerning Interactive Gaming, the regulatory framework designed to regulate online gaming in its jurisdiction.

The regulations used by the Kahnawake Gaming Commission cover issues relating to interactive gaming and gaming related activities conducted within or from the Mohawk Territory of Kahnawake. These gaming activities must satisfy three basic principles:  1) only suitable persons and entities are permitted to operate within the Kahnawake jurisdiction; 2) games offered are fair to the player; and 3) winners are paid.  In determining the suitability of persons and entities, all applications received by the Commission must include extensive information concerning the business entity that will operate the gaming venture as well as each of the principals associated with the entity.  All applications are investigated for accuracy and completeness and subjected to a probity check conducted by a United States fraud and high-risk management service on behalf on the Commission.  In addition to probity checks, the Commission retains professional expertise to review the applicant’s software and control systems to ensure fairness, accuracy and reliability.  A recognized auditor is employed by the Commission to audit their clients. To ensure operators are able to meet their obligations to players, the financial viability of an applicant is assessed at the time of an application and may be re-assessed at any time the Commission directs. The Commission charges a $10,000 annual licensing fee.

Customers

We generally charge our licensees a one-time set-up fee of $50,000, a monthly hosting fee of $5,000 plus $0.50 for each player who uses the system in excess of 10,000 players per month. In the play for prizes game, we have built in an amount for club dues of which we generally receive a percentage of the gross revenues. We also offer a marketing fee to our licensees for marketing our products. In the play for money game, we generally take a small percentage, or “rake”, of each hand played.

We provide our licensees with the required operating software, support them in the installation, operation and maintenance of hardware and software, as well as provide security and customer support and transaction processing services.

We have entered into a License Agreement dated August 10, 2005, with Fortuna Gaming Corporation for the licensing of our Mobile Gaming Platform that includes our Bronze and Silver Texas Holdem products. At this time, we are dependent on Fortuna Gaming for all of our revenue. The loss of Fortuna Gaming as a customer would have a material adverse effect on our ability to continue operations.

Pursuant to the terms of our License Agreement with Fortuna Gaming, we have issued a three-year license to Fortuna Gaming for the use of our Mobile Gaming Platform in consideration for a $50,000 one-time initial fee and the payment of a monthly base fee beginning March 2006 of $5,000 plus $0.50 for each player who uses the system in excess of 10,000 players. This license is automatically renewed for additional one year terms unless terminated in accordance with the terms of the license agreement.

Fortuna Gaming has been operating its gaming website at www.playfortuna.com since August 1 of 2006.  In January of 2006, it launched a mobile gaming site at www.fortunapoker.com.  Fortuna has generated 775 play-for-free players since starting its operations with the MGN license.  In the first quarter of 2006 it will begin paying monthly licensing fees to us under the licensing agreement.

In April 2006, MGN will launch a national land-based casino marketing program for licensees.  Our goal is to secure six new licensees in 2006 from the national campaign. However, there can be no assurance that we will be able to secure any new licensees or achieve our goal.

Software Development and Hosting Services

Our ability to offer our products requires the use of computer servers and internet connectivity. To this end, we have signed a Consulting Agreement dated May 1, 2005, with Illuminated Technologies of Vancouver, British Columbia for the hosting and operation of all of our servers, databases, game development and installation.

Pursuant to the Consulting Agreement, Illuminated Technologies has agreed to provide us with business, technical, research and development services, including but not limited to the following:

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

We are not able to continually complete development of new products and enhancements to existing products. We are reliant on Illuminated Technologies to complete this development work.  We anticipate having the employees necessary to complete this work during the coming year.

Research and Development

Our company’s research and development efforts are focused on enhancing our products, including the periodic re-design of products and the incorporation of new technologies to improve the performance and design of new product lines and the expansion and adaptation of existing products. Our company conducts all of the research and development of our products through the consulting agreement with Illuminated Technologies.  For the years ended December 31, 2005 and 2004, we incurred $1,779,103 and Nil in research and development costs, respectively.

Intellectual Property

We own all of the programming code and rights used in our products. We currently protect our intellectual property with a variety of copyright and trade secrets. The software and technical data over which we assert intellectual property rights include the following:

1.

The MGN Mobile Gaming Platform;

2.

The MGN Mobile Gateway Server;

3.

Bronze, Silver, and Gold Texas Holdem;

4.

The MGN Poker Promotion Network; and

5.

The MGN Skill Games Network.

We also have registered the following URLs:

1.

www.mobilegamingnow.com; and

2.

www.phonetexasholdem.com.

3.

www.mgnpoker.com

4.

www.mgnpoker.biz

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

Employees

As of April 5, 2006, we had one employee.

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

Since inception through December 31, 2005, we have incurred aggregate net losses of $2,612,166 from operations.  There is no assurance that we will operate profitably or will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the demand for our products, and the level of competition and general economic conditions.

We expect to continue to incur development costs and operating costs.  Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a sustainable level of income from licensing the use of our products.  Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2005 consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Our success will be largely dependent upon our ability to hire and retain highly qualified personnel.  This is particularly true in the highly technical business of software development for online gaming applications.  Such individuals are in high demand and we may not be able to attract the staff we need.  In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel or we may fail to retain such employees after they are hired.  Mark Jensen is a current employee who is vital to the success of our company’s business.  The resignation or removal of Mark Jensen from our company, and the inability to replace Mr. Jensen with a suitable replacement, would have a material adverse effect on our company.  In addition, the inability of our company to hire key personnel when needed will have a significant negative effect on our business.

Online Gaming is not legal in every jurisdiction and laws and regulations regarding online gaming are subject to change.

Our software enables our customers to participate in online gaming.  If our customers’ business activities are restricted by laws or regulations concerning gaming or related activities, our customers may have less of a demand for our products.  If demand for our products is low, we may not generate sufficient revenue to conduct our business and we may have to cease operations.

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

On October 25, 2005, we closed a convertible Credit Facility Agreement dated October 21, 2005 with Androgas Property under which we may draw down up to $2,765,000 over the period of one year.  As of the date of this annual report, we have drawn down approximately $2,604,700 of the credit facility.  The credit facility matures on October 21, 2010 and the principal amount is repayable at that time.  Androgas Property may at any time and from time to time during the term of the credit facility, convert the balance of the credit facility or any portion thereof into units of our common stock.  The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit.  Each unit consists of one common share and one share purchase warrant.  The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share.  In the event that Androgas Property advances all $2,765,000 to our company under the credit facility and Androgas Property elects to convert all amounts under the credit facility and elects to exercise all share purchase warrants, Androgas Property would hold 7,900,000 shares of our common stock or approximately 15.9% of the currently issued and outstanding shares of our common stock.

Our Memorandum and Articles contain provisions that could delay or prevent a change of control and could limit the market price of our common stock.

Our authorized capital stock consists of an unlimited number of common stock with no par value and an unlimited number of Class “A” preferred stock with no par value. To date, 41,775,850 shares of our common stock are issued and outstanding and no shares of preferred stock are issued and outstanding. Our board of directors, without any action by our stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish many of the rights, preferences and privileges of these shares.  The holders of preferred stock shares rank, both in regards to dividends and to return of capital, in priority to all other shares of our company and may have other superior rights to the rights granted to the holders of existing shares of our common stock.   Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of an unlimited number of shares of common stock.  Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2.

Description of Property

We maintain our corporate executive offices at Suite 1505 – 409 Granville Street, Vancouver, British Columbia, Canada V6B 2V2 and our telephone number is 604-602-9596 and our fax number is 604-844-7572.  Our subsidiary, Ignition Technologies, Inc. resides at 9757 N.E. Juanita Drive, Suite 116, Kirkland, WA  98034 and its telephone number is (866) 305-4185 and its fax number is (425) 650-9981.  The spaces are leased on a month by month basis and we believe that they will be adequate for our needs for the next two to three years.  We do not have a written lease agreement.

Item 3.

Legal Proceedings

From time to time, the Company may become involved in various claims and lawsuits incidental to its business. There are presently no material legal proceedings pending or threatened against the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of shareholders on November 23, 2005.  At the meeting, the following matters were approved:

(a)

All of our director nominees were elected;

(b)

Telford Sadovnick LLC were appointed as our independent auditors.  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

(c)

We received approval by ordinary resolution to file a transition application containing our Notice of Articles as required by the Business Corporations Act (British Columbia) and authorizing us to alter our Articles to the extent necessary to ensure compliance with the Business Corporations Act (British Columbia) by adding to the face page thereof our Company’s incorporation number.  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

(d)

We received approval by special resolution to remove the application of the pre-existing company provisions to our company and altering the Notice of Articles of our company subject to the filing of the Transition Application under the Business Corporations Act (British Columbia).  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

(e)

We received approval by special resolution to increase the maximum number of common shares that our Company is authorized to issue from 100,000,000 common shares without par value to an unlimited number of common shares without par value and to alter our Notice of Articles accordingly, subject to the filing of the Transition Application under the Business Corporations Act (British Columbia).  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

(f)

We received approval by special resolution to cancel the 100,000,000 Class A Preferred Shares with a par value of $1.00 each, of which none were outstanding, and to alter the Notice of Articles of our Company accordingly, subject to the filing of the Transition Application under the Business Corporations Act (British Columbia).  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

(g)

We received approval by special resolution to create an unlimited number of Class A Preferred Shares without par value, issuable in one or more series, and authorization for the directors to alter the Articles of our Company to determine the number of shares of that series that our Company is authorized to issue, create an identifying name for the shares of that series and attach special rights and/or restrictions to the shares of that series and to alter the Notice of Articles of our Company accordingly, subject to the filing of the Transition Application under the Business Corporations Act (British Columbia).  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

(h)

We received approval by special resolution to delete and cancel our Company’s existing Articles and create and adopt a new set of Articles as set out in Appendix A to the Proxy Statement relating to the meeting as the Articles of our Company, subject to the filing of Transition Application under the Business Corporations Act (British Columbia) and subject to the removal of the application of our Company’s pre-existing company provisions.  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

(i)

We received approval by special resolution to change the name of our Company from TRYX Ventures Corp. to MGN Technologies Inc. and to alter the Notice of Articles of our Company accordingly, subject to the filing of Transition Application under the Business Corporations Act (British Columbia).  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

(j)

We received approval by special resolution to subdivide all of our issued and outstanding common shares without par value on the basis of every one common share being subdivided into 5.5 common shares and to alter the Notice of Articles of our Company accordingly, subject to the filing of Transition Application under the Business Corporations Act (British Columbia).  All 16,540,887 shares (3,007,434 pre-split  shares) voted at the meeting were voted in favour of this matter and there were no abstentions or broker non-votes.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers Inc. (“NASD”). The OTC Bulletin Board is a network of securities dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “MGNLF.OB”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended December 31, 2005
Quarter Ended	High	Low
December 31, 2005	$2.35	$1.75
September 30, 2005	Nil	Nil
June 30, 2005	Nil	Nil
March 31, 2005	0.97	Nil
Fiscal Year Ended December 31, 2004
Quarter Ended	High	Low
December 31, 2004	$Nil	$Nil
September 30, 2004	Nil	Nil
June 30, 2004	Nil	Nil
March 31, 2004	Nil	Nil

On April 5, 2006, the closing price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $1.59.

Holders of Our Common Stock

As of April 5, 2006, there are 36 registered holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

During the fiscal year ended December 31, 2005, we did not have any equity compensation plans in place.

Recent Sales of Unregistered Securities

In connection with the closing of the Share Exchange Agreement on October 25, 2005, our company issued 24,750,000 shares (4,500,000 pre-split shares) of our common stock to the 14 former shareholders of Ignition Technologies.  With respect to the 5 former shareholders of Ignition Technologies which were U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933), we relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.  With respect to the balance of the former shareholders of Ignition Technologies who were not U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933), we issued the shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 7, 2005, we paid $150,000 and issued 5,500,000 shares of our common stock (which were subsequently cancelled as described below) to Trident Oil & Gas in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 in connection with our acquisition of its undivided 37.5% interest in certain oil and gas leases and other assets.

On March 7, 2005, we paid $350,000 and issued 11,000,000 shares of our common stock (which were subsequently cancelled as described below) Atlas Energy in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 in connection with our acquisition of its undivided 75% interest in certain oil and gas leases and other assets.

On October 25, 2005, Trident Oil & Gas and Atlas Energy surrendered for cancellation, pursuant to the terms of the respective Unwind Agreements dated October 21, 2005 with our company, the 11,000,000 and 5,500,000 shares, respectively, owned by them in the capital of our company.

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

On March 9, 2006, our company issued 100,000 common shares to Lyons Capital, LLC pursuant to an investor relations agreement entered into on January 5, 2006.  The Agreement contemplates Lyons introducing the Company to approximately 50 second tier investment banking firms and other institutional investors through the process of making presentations to the same and attending various road shows with a view to securing investment dollars for the Company.  The Agreement provides for the issuance from treasury to Lyons of a total of 200,000 common voting shares (of which 100,000 shares have been issued as of the date of this annual report) in installments as work is performed by Lyons.  The shares issued and to be issued were and will be made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations.  These shares will bear the appropriate restrictive legend.  In addition, the Company has agreed to reimburse Lyons for all reasonable expenses incurred in the fulfillment of its obligations.

On March 9, 2006, our company issued 250,000 common shares to Ownby Mobile Consulting, LLC pursuant to a marketing agreement entered into on December 22, 2005.  The Agreement contemplates Ownby assisting the Company in developing and implementing a marketing and sales strategy with a view to increasing revenues for the Company.  The Agreement provides for the payment by the Company to Ownby of the monthly sum of $5,000 per month for a period of one year from the effective date of the Agreement and the issuance from the Company’s treasury of 250,000 common voting shares at the end of every three-month period during which the Agreement is still in effect for a period of one year for a total of 1,000,000 common voting shares. The shares issued and to be issued were and will be made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations.  These shares will be restricted shares and will bear the appropriate restrictive legend.

On March 9, 2006, our company issued 50,000 common shares to Southgate SEO, LLC pursuant to a search engine consulting agreement entered onto on December 22, 2005.  The Agreement contemplates Southgate assisting the Company in achieving the highest possible rankings in various search engines on the Internet.  The Agreement provides for the payment by the Company to Southgate of the monthly sum of $30,000 per month for a period of one year from the effective date of the Agreement and the issuance from the Company’s treasury of 50,000 common voting shares per month for a period of six months for a total of 250,000 common voting shares. The shares issued and to be issued were and will be made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations.  These shares will be restricted shares and will bear the appropriate restrictive legend.  However, subject to receiving written permission from the Company’s primary financial partner, these shares will have registration rights which require that the Company registers the same alone or in conjunction with any other shares of its capital stock deemed appropriate by the Company, which registration statement shall be filed with the Securities and Exchange Commission as soon as is practicable.  Once registered, these shares will be freely tradable securities.

On March 27, 2006, our company issued 100,000 common shares pursuant to a finder’s fee agreement to Brett Nesland of Armada Capital LLC (“Armada”).  Armada introduced Alliance Capital Ventures LLC (“Alliance”) to the Company.  We entered into an agreement with Alliance wherein Alliance has agreed to become a lender to the Company.

No repurchases of securities were made in the fourth quarter of the year ended December 31, 2005.

Item 6.

Management Discussion and Analysis

Overview

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and the notes to the audited consolidated financial statements included elsewhere herein. This discussion contains forward looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those anticipated in these forward looking statements.

Since our incorporation, we had focused our business efforts on the acquisition, exploration, development and exploitation of mineral and oil and gas properties. On March 7, 2005, we entered into Purchase, Sale and Assumption Agreements with Trident Oil & Gas and Atlas Energy whereby we acquired certain oil and gas leases and other assets in consideration for the issuance of cash and shares of our common stock.

We terminated the Purchase, Sale and Assumption Agreement with Atlas Energy pursuant to the Unwind Agreements and returned to Trident Oil & Gas and Atlas Energy all right, title, interest, revenue accruals, debt accruals, obligations and duties accrued by or imposed on our company pursuant to the respective Purchase, Sale and Assumption Agreements in exchange for the respective parties returning all money and shares received pursuant to such agreements. The companies also released and forever discharged each other, their directors, officers, shareholders, employees and agents, and their respective successors and assigns, from all claims whatsoever arising out of the participation agreements. We then cancelled the shares that were returned to treasury pursuant to the Unwind Agreements.  The unwinding transaction was recorded at the carrying value of the disposed assets net of related liabilities, which approximates the fair value, due to a lack of trading activity of the Company’s common shares at the time and the carrying value of the disposed assets net of related liabilities is the more readily determinable amount.

The Unwind Agreements occurred contemporaneously with the closing of the Share Exchange Agreement. As a result, the sale of all of our rights to the oil and gas leases did not amount to a sale of all or substantially all of the assets of our company due to the fact that, prior to the disposition of the assets in accordance with the closing conditions of the Unwind Agreements, we acquired our new business as operated through Ignition Technologies as a result of the Share Exchange Agreement.

On October 25, 2005, we completed a Share Exchange Agreement with Ignition Technologies.  As a result of the share exchange, we entered the mobile and online games and gaming business.  We are the successor business to Ignition Technologies and because the operations and assets of Ignition Technologies represents our entire business and operations from the closing date of the Share Exchange Agreement, our management discussion and analysis and plan of operations are based on Ignition Technologies’ financial results for the relevant periods.

We are engaged in the business of providing mobile and online games and gaming technology.  Our mobile and online games and gaming technology products allow for online wireless games and gaming, primarily online poker games, that can be played using cellular phones and other hand-held and wireless devices.

On April 1, 2005, Ignition Technologies purchased all rights to the mobile gaming platform and the business of providing mobile games and gaming technology, which now forms the basis of our company’s product line.  On August 10, 2005, Ignition Technologies signed a License Agreement with Fortuna Gaming for the licensing of our Mobile Gaming Platform that includes the Bronze and Silver Texas Holdem products.  Pursuant to the terms of out License Agreement with Fortuna Gaming, Fortuna Gaming licenses the use of Mobile Gaming Platform to our company in consideration for a $50,000 one-time initial fee and a monthly license fee of $5,000 plus $0.50 for each player who uses the system in excess of 10,000 players.  The license is automatically renewed for additional one year terms unless terminated in accordance with the license agreement.

For the year ended December 31, 2005, we recognized $5,556 (December 31, 2004 - $Nil) from the licensing of our products.  While we have received the initial one time fee of $50,000 pursuant to our licensing agreement with Fortuna, for accounting purposes, in accordance with US GAAP Statement of Position SOP No. 97-2, Software Revenue Recognition, a portion of this amount has been deferred.

We have suffered recurring losses and had a working capital deficiency of $676,502 as of December 31, 2005.  As at the date of this annual report, we had drawn down $2,604,700 of a $2,765,000 credit facility available to us.  The continuation of our company as a going concern is dependant upon us attaining and maintaining profitable operations and raising additional capital.

We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements, including through future equity offerings.  There are no assurances that we will be able to obtain further funds required for our continued operations.  There can be no assurance that additional financing will be available to us when we needed, or if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.

Plan of Operations

As of December 31, 2005, our company had cash on hand of $227,860 and a working capital deficit of $676,502. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Operating Expenses
Sales and Marketing	$ 3,186,500
General and Administrative	126,500
Product Research and Development	2,234,500
Capital Expenditures	472,500
Officer and Employee Compensation	590,500
Financing	73,500
Total	$ 6,684,000

These estimates do not include any potential capital requirements that may be needed should be identify any products or business acquisitions that may add value to out current product offering.

Sales and Marketing

Our company performs all sales and marketing activities and we offer sales and marketing services for licensees who license our products or otherwise request such services.  We anticipate spending approximately $3,186,500 in marketing in the next twelve months.  These activities include website development, search engine optimization, affiliate programs, reciprocal linking, local internet marketing, player promotions and advertising, trade shows, industry advertising and website development.

General and Administrative

We anticipate spending approximately $126,500 on general and administrative costs in the twelve months.  These costs will consist primarily of accounting fees, banking, legal fees, and telephone and utility bills.

Product Research and Development

We anticipate spending $2,234,500 on product development in the next twelve months.  This includes the development of online and mobile games, primarily for our Texas Holdem products.

Capital Expenditures

We estimate spending approximately $472,500 for computer hardware and software equipment for servers, including game servers, financial servers, merchant servers, and marketing servers during the next 12 months.

Officer and Employee Compensation

We estimate spending approximately $590,500 in officer and employee compensation during the next twelve months.  We currently employ one executive officer, Mark Jensen who acts as our President, Chief Executive Officer and Director.  As a result of our change in business focus, we intend to hire suitable individuals with specific industry knowledge in the software gaming business for the following positions within the next twelve month period:  Chief Financial Officer, Controller/Compliance Director, and Sales Director.

Mark Jensen, as President, Secretary, and Treasurer, is currently the sole executive officer of Ignition Technologies.  Mr. Jensen is compensated as an executive officer of our company or Ignition Technologies through a consulting agreement with DVRC, LLC as described below.  Currently, our wholly-owned subsidiary has consulting agreements with the following persons:  Don Currie and DVRC, with Mark Jensen as its principal.  Both Ignition Technologies and the respective consultants can terminate the agreement, without cause, with notice in writing.

DVRC entered into a consulting agreement dated April 1, 2005 with Ignition Technologies whereby Mark Jensen, the principal of DVRC, agreed to act as Chief Executive Officer of the company in consideration of an engagement fee of $3,000 and monthly compensation of $10,000.  DVRC is expected to provide, on average, a minimum of 65 hours per month of services.  Don Currie entered into a consulting agreement dated June 1, 2005 with Ignition Technologies whereby Mr. Currie agreed to act as interim Vice President of Investor Relations of the company in consideration of an engagement fee of $5,000 and a monthly salary of $5,000 which was subsequently amended to a monthly salary of $8,000 in September of 2005 as Mr. Currie’s contributions to the company became more involved.  Mr. Currie is expected to provide on average, a minimum of 40 hours per month of services.

Financing

We anticipate spending $73,500 for fundraising efforts in the next twelve months.  To date, we have had negative cash flows from operations and we have been dependant on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2006.

Our company incurred a loss of $2,606,122 for the year ended December 31, 2005 (December 31, 2004 - $3,405).  As of December 31, 2005, our company had a working capital deficiency of $676,502 (December 31, 2004 - $5,944).  On October 21, 2005, we entered into a Credit Facility Agreement whereby our company can draw down up to $2,765,000 for a period of one year until October 21, 2006.  We have drawn down approximately $1,599,700 as at December 31, 2005, and $2,604,700 to the date of this annual report.  As indicated above, our estimated working capital requirements and projected operating expenses to December 31, 2006 total $6,684,000.  As of April 5, 2006, we had cash on hand of $128,363 (December 31, 2005 - $227,860).  We intend to fulfill any additional cash requirements through the sale of or equity securities in the event that we do not receive sufficient revenue from operations or through our credit facility.  There can be no assurance that actual cash requirements will not exceed our estimates or that we will achieve any sale of our equity securities to obtain the funding required.

We identify and evaluate our target markets based on analysis of end-user needs, competitive analysis, compatibility or the target markets with our market entry strategies and the existence of government or other organizations that control or otherwise play key strategic roles in our target markets.

Given that several of our products are currently operational and that we have licensed our products with one licensee, we believe that we are well positioned to obtain more licenses and increase our cash flow to meet our projected cash flow targets and cash needs through December 31, 2006.  However, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including market acceptance of our products, competition from well funded competitors, and our ability to manage our expected growth.  We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections.  If our cash flow projections are not realized, we will require additional monies during fiscal 2006 to execute our business plan.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependant upon obtaining further long-term financing, successful and sufficient market acceptance of our current product offerings and that we may introduce, the continuing successful development of our product offerings and related technologies, and, finally achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and our products gain acceptance by customers and gaming operators.  We have implemented cost reductions and expect to keep our operating costs to reasonable levels that reflect the cash that is available through financing or operating activities.

Trends and Uncertainties

Our ability to generate revenues in the future is dependant on whether customers and gaming operators license products.  We cannot predict whether or when this might happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Liquidity and Uncertainties

As of December 31, 2005, our company held cash in the amount of $227,860 and $943,494 in current liabilities.  The current liabilities primarily consist of demand notes payable in the amount of $580,632.  Our company had a working capital deficiency of $676,502 as of December 31, 2005.

On October 24, 2005, our company closed a credit facility agreement dated October 21, 2005 with Androgas Property as lender, whereby our company may draw down up to $2,765,000 of a credit facility from advances until October 21, 2006.  The principal advanced must be repaid at maturity on October 21, 2010 and we are subject to an annual royalty payment based on our annual revenues in accordance with a calculation set out in the credit facility agreement.  As at the date of this annual report, Androgas Property has advanced $2,604,700 to our company under the credit facility agreement.

We have suffered recurring losses.  The continuation of our company as a going concern is dependant upon us attaining and maintaining profitable operations and raising additional capital.  Management’s plan in this regard is to raise additional capital through future equity offerings.

There are no assurances that we will be able to obtain further funds required for our continued operations.  We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements.  There can be no assurance that additional financing will be available to us when we needed, or if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financial on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on MGN Technologies audited consolidated financial statements for the year ended December 31, 2005 and 2004, our independent auditor includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Actual results could differ from those estimates.

Revenue Recognition

The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”) and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”), as amended for accounting and recognizing revenue.  In accordance with SAB No. 104 and SOP 97-2, the Company recognizes revenue.  In accordance with SAB No. 104 and SOP 97-2, the Company recognizes the monthly licensing fees when the amount is due which is when all the criteria under SOP 97-2 have been met provided that no significant production, modification or customization of the software is required. Also in accordance with SOP 97-2, the Company defers and recognizes initial non-refundable set-up fees on a straight-line basis over the term of the underlining licensing agreement. If collectibility will not be considered probable, revenue will be recognized when the fee is collected.  In an arrangement with multiple deliverables, the Company will allocate fees to various elements based on vendor-specific objective evidence of fair value as defined in SOP 97-2.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Service revenue will be primarily derived from fees for consulting services related to the Company’s mobile gaming software, which are recognized as the services are performed.

Research and Development

Research and development costs are charged to expenses as incurred.

In accordance with SFAS No. 86, development costs incurred in the development of software are capitalized from the time that technological feasibility in the form of a working model has been established through to the general release to the customer.

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalized direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements.

New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of this Statement are applied prospectively.  The implementation of this standard did not have a material effect on the consolidated financial statements.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140”. Among other things, the SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities.   SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.

The Company is assessing the effect on the consolidated financial statements as a result of the implementation of these new standards.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.

Financial Statements

Index to Audited Financial Statements:

F-1

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets – December 31, 2004 and 2005

F-3

Consolidated Statements of Operations – Years ended December 31, 2004 and 2005 and from March 3, 2003 (inception) to December 31, 2005

F-4

Consolidated Statements of Comprehensive Loss – Year Ended December 31, 2004 and 2005 and from March 3, 2003 (inception) to December 31, 2005

F-5

Consolidated Statements of Cash Flows – Years Ended December 31, 2004 and 2005 and from March 3, 2003 (inception) to December 31, 2005

F-6

Statements of Changes in Capital Deficit – Period from March 3, 2003 (inception) to December 31, 2005

F-7

Notes to Financial Statements

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 19, 2006, Telford Sadovnick, P.L.L.C. (“Telford”) was dismissed as the independent registered public accounting firm for MGN Technologies Inc. (formerly Tryx Ventures Corp.) (the “Company”).

The Company’s balance sheet as at March 31, 2004 and the statements of operations, stockholders equity and cash flows for the year ended March 31, 2004 was reported by Morgan and Company.  The Form 8-K regarding the change of auditors from Morgan and Company to Telford was filed on June 9, 2005 with the SEC.

Telford’s report dated July 12, 2005, on the Company’s balance sheet as at March 31, 2005 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the period from December 23, 1999 (inception) to March 31, 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report included a separate paragraph expressing substantial doubt regarding the ability to continue as a going concern.

In connection with the audited balance sheet as at March 31, 2005 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the period from December 23, 1999 (inception) to March 31, 2005, through to January 19, 2006 there have been no disagreements with Telford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Telford, would have caused them to make reference thereto in their report on the financial statements for such year.

Pursuant to Item 304(a)(3) of Regulation S-K, the Company, by resolution of its Board of Directors, has requested that Telford provide a letter addressed to the Securities and Exchange Commission stating whether or not Telford agrees with the above statements.  A copy of the letter, dated January 19, 2006 is attached hereto and incorporated herein by this reference.

Pursuant to Item 304(a)(2) of Regulation S-K, the Company, effective February 3, 2006, engaged BDO Dunwoody, LLP (“BDO”) located at 600 - 925 West Georgia Street, Vancouver, British Columbia V6C 3L2, as the principal independent registered public accounting firm to audit the Company’s financial statements.

On October 25, 2005, MGN Technologies Inc. (formerly Tryx Ventures Corp.) completed a share exchange transaction with the former shareholders of Ignition Technologies Inc. (Ignition Technologies). Pursuant to the share exchange transaction, Tryx Venture Corp. issued 24,750,000 shares (4,500,000 pre-split shares) of common stock to the former shareholders of Ignition Technologies in exchange for all of the outstanding shares of common stock of Ignition Technologies. Upon completion of the share exchange transaction, the former shareholders of Ignition Technologies own approximately 60% of the issued and outstanding shares of our company. The share exchange is deemed to be a reverse acquisition for accounting purposes. Ignition Technologies, the legal acquired entity, is regarded as the predecessor entity as of October 25, 2005.  BDO was appointed as the independent registered public accounting firm of Ignition Technologies, the legal acquiree and accounting acquirer of the reverse acquisition on July 11, 2005. Since its appointment on June 7, 2005 to its dismissal on January 19, 2006, Telford was the principal independent registered public accounting firm of MGN Technologies Inc. (formerly Tryx Ventures Corp.), the legal acquirer and accounting acquiree of the reverse acquisition.

As a result of the reverse acquisition, BDO, the independent registered public accounting firm of the accounting acquirer, is engaged to be the independent registered public accounting firm of the Company effective February 3, 2006.  Prior to engaging BDO as the independent registered accounting firm of Ignition Technologies on July 11, 2005, Ignition Technologies, the predecessor entity, has not consulted BDO regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 8A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of out company’s disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2005.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer.  Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On December 12, 2005, Franco Perrotta resigned as Chief Financial Officer of the Company.  We continue to seek a person to fill this position with experience in our industry.  Mark Jensen, our Chief Executive Officer, is acting as our principal financial officer.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company and our operating subsidiary.  All directors of our company and our subsidiary hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.  The executive officers of our company and our operating subsidiary are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position(s) Held	Date Position First Held
Mark Jensen	43	Director, President and Chief Executive Officer	Director since October 25, 2005 President and Chief Executive Officer since December 30, 2005
Jerry Kroll	30	Director	Director since February 3, 2006
Michael Hu	31	Director	Director since March 7, 2003

Business Experience

The following is a brief account of the education and business experience of the current directors and executive officers of our company as well as the executive officers of our operating subsidiary during at least the past five years, indicating the person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Jerry Kroll

Jerry Kroll has been a member of our Board of Directors, since February 3, 2006.  Mr. Kroll co-founded and is currently a Director, Chairman of the Board of Directors and Chief Executive Officer of Naturally Advanced Technologies, Inc. (formerly Hemptown Clothing Inc.) since October 6, 1998. Since 1995, Mr. Kroll has also owned and operated Ascend Sportmanagement Inc. under which he acts as a marketing agent, representing  drivers  and race  teams,  attracting corporate sponsorship and performing corporate fundraising functions.  Mr. Kroll has concentrated his efforts in the areas of CART, Indy Car and support event racing.  He has broad marketing experience, including wholesale and retail companies, as well as a background in the operation of franchise systems.

Michael Hu

Michael Hu has been a member of our Board of Directors since March 7, 2003. Michael Hu has been a director of Tasker Capital Corp., a company whose shares of common stock are quoted for trading on the OTC Bulletin Board, since February 2, 1999. Mr. Hu is also a businessman in the food and beverage industry. He has been working at Ballyhigh Holdings Ltd. for more than ten years. Ballyhigh Holdings is a restaurant operation, management and consultant company. During his time at Ballyhigh Holdings, it owned the Imperial, the Meridian and the Dynasty restaurants and provided management service for two other restaurants. Mr. Hu’s position as beverage manager and his executive responsibilities ranged across new restaurant bar layout planning, wine list design, pricing strategies to management and operations. His extensive operational experience includes both alcohol and non-alcohol beverage sales, purchasing and inventory control. He developed and implemented strategic high -end wine sales initiatives that led to improvements in sales and gross margins. Additionally, Mr. Hu oversaw staff training and equipment maintenance. Under his leadership, the division increased volume and generated revenues averaging $300,000 a year. Mr. Hu provides promotional and marketing services to our company on a part-time basis, in addition to assisting management with capital raising activities when and if required by our company.

Mark Jensen

Mark Jensen has been a member of our Board of Directors since October 25, 2005 and was appointed President and Chief Executive Officer of our company on December 20, 2005.  He is also the Chief Executive Officer of Ignition Technologies. Mr. Jensen holds a degree in Communications from Washington State University. He has been the owner and President of DVRC, LLC since 2000. Mr. Jensen provides marketing and sales engineering services to small and mid-size companies to assist with corporate growth. From 1990 to 1999, Mr. Jensen was a self-employed marketing and sales consultant providing marketing and sales engineering services to small and mid-size companies to assist with corporate growth. From 1987 to 1989, Mr. Jensen owned and operated West Seattle Nautilus Center, a small personal training center in Seattle. From 1985 to 1987, Mr. Jensen owned and operated Bodyworld Fitness Center, a body building gym in Seattle. Mr. Jensen received a Bachelor of Arts degree in communication from Washington State University in 1984.

Audit Committee

Our company currently does not have an audit committee of the board.  Our board of directors is currently comprised of only three members and believes that the functions of the audit committee can be adequately performed by the board of directors.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 40l(e) of Regulation S-B.  Our board of directors believes it is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, the board believes that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires out executive officers and directors, and persons who own more than 10% of out common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during our fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Mark Jensen	Nil	Nil	Nil
Jerry Kroll	Nil	Nil	Nil
Michael Hu(1)	1	1	Nil
Alessandra Bordon(1)(2)	1	1	Nil
Frank Perrotta(1)(2)	1	1	Nil
Jeff Poloni(1)(2)	1	1	Nil
Mauro Baessato(1)(2)	1	1	Nil

(1)

The named officer, director or greater than 10% stockholder, as applicable, filed late From 3 – Initial Statement of Beneficial Ownership of Securities.

(2)

Former director or officer.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other financial executives and promotes, among other things, honest and ethical conduct.  A copy of the Code of Ethics will be provided to any person without charge upon request to us at: Investor Relations, .Suite 1505 – 409 Granville Street, Vancouver, British Columbia  V6B 2V2.

Item 10.

Executive Compensation

Compensation of Executive Officers

Except as noted herein, none of our executive officers were compensated for services in any form during the last three fiscal years.  Mark Jensen, our Chief Executive Officer, controls DVRC, LLC, which has entered into a consulting agreement with us pursuant to which we paid $70,000 to DVRC, LLC in 2005 and reimbursed $18,000 for expenses to DVRC, LLC.

Options Granted to our Executive Officers in the Year Ended December 31, 2005

During the year ended December 31, 2005 our company did not grant any options to any of our executive officers.  On January 11, 2006 our company adopted our 2006 Stock Option Plan (the “Plan”).  The Plan provides for the granting of up to 4,000,000 stock options to eligible employees, directors, advisory board members, and consultants of our company.  On January 11, 2006, options were granted to our directors and executive officer as follows:

Issued To(1)	Exercise Price	Number of Shares	Date Granted	Expiry Date
Mark Jensen	$2.00	250,000	January 11, 2006	January 11, 2011
Jerry Kroll	$2.00	125,000	January 11, 2006	January 11, 2011
Michael Hu	$2.00	75,000	January 11, 2006	January 11, 2011

(1)

The options issued to Mr. Jensen, Mr. Kroll and Mr. Hu vest as to one-quarter of the underlying shares on each of July 11, 2006, January 11, 2007, July 11, 2007 and January 11, 2008.

Options Exercised by our Executive Officers

Other than the options granted to our Chief Executive Office, we have not grant any options to acquire our shares to any person. No stock options have been exercised by our Chief Executive Officer.

Employment/Consulting Agreements

There are no employment or consulting agreements between our company and any of our executive officers. There are no compensatory plans or arrangements with any executive officer of our company or our subsidiary for payments to be made to an executive officer following the retirement, resignation or termination of any executive officer’s employment with our company or our subsidiary.

There is no employment agreement between Ignition Technologies and Mark Jensen, its sole executive officer. Ignition Technologies, however, has entered into consulting agreements with Don Currie and Mark Jensen, and had entered into a consulting agreement with Daniel Goldman which was terminated in September 2005. Pursuant to the terms of each consulting agreement, the respective consultants provide the respective executive services and duties described in the agreements in return for the compensation specified therein until permanent employees are hired to perform those functions. Both Ignition Technologies and the respective consultants can terminate the agreement, without cause, with notice in writing.

DVRC, with Mark Jensen as its principal, entered into a Consulting Agreement dated April 1, 2005 with Ignition Technologies whereby DVRC, agreed to act as interim Chief Executive Officer of the company in consideration for an engagement fee of $3,000 and monthly compensation of $10,000. DVRC is expected to provide, on average, a minimum of 65 hours per month of services. Don Currie entered into a Consulting Agreement dated June 1, 2005 with Ignition Technologies whereby Mr. Currie agreed to act as interim Vice President of Investor Relations of the company in consideration for an engagement fee of $5,000 and a monthly salary of $5,000 which was subsequently increased to $8,000. Mr. Currie is expected to provide, on average, a minimum of 40 hours per month of services. D. C. Goldman & Associates, a company controlled by Daniel Goldman, one of our former directors, entered into a Consulting Agreement dated April 1 ,2005 with Ignition Technologies whereby D. C. Goldman & Associates agreed to act as interim Chief Financial Officer of the company in consideration for an engagement fee of $3,000 and monthly compensation of $8,000. The consultant was expected to provide, on average, a minimum of 65 hours per month of services. The agreement was terminated on September 30, 2005. Although such consultants assist Mr. Jensen in carrying out his duties as sole executive officer of Ignition Technologies, Mr. Jensen provides the primary duties and responsibilities of such positions.

Director’s Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Directors of Ignition Technologies, our wholly-owned subsidiary, may be reimbursed for expenses incurred in connection with attending board meetings but are not paid director’s fees or other cash compensation for services rendered as a director.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 5, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, Named Executive Officer, and by the directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Position Held	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Mark Jensen(2) 10915 NE 133 Street Kirkland, WA 98034	Director, President and CEO	7,667,435	18.35%
Jerry Kroll(3) 1440 Creekside Drive Vancouver, BC V6J 5B6	Director	Nil	0%
Michael Hu(4) 202 – 930 East 7th Avenue Vancouver, BC V5T 1P6	Director	Nil	0%
Directors and Executive Officers as a group (3 persons)(5)		7,667,435	18.35%
Adam Morand 1588 – 409 Granville Street Vancouver, BC V6C 1T2	N/A	4,010,056	9.60%
Daniel Goldman 24215 13th Place W Bothell, WA 98021	N/A	4,454,164	10.66%
Androgas Property S.A.(6) Castellezgasse 17, A-1020, Wien, Vienna, Austria	N/A	7,442,000	15.12%
Acceleron Capital Ltd. PO Box 4470 Lake Tahoe, Nevada 89449	N/A	2,612,412	6.25%

(1)

Based on 41,775,850 shares of common stock issued and outstanding as of April 5, 2006.  We believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)

Does not include options to acquire up to 250,000 shares, as they are not as yet vested.  The shares issued to Mark Jensen are held by West Coast Investment Holdings, LLC, which is wholly-owned and operated by Mark Jensen.

(3)

Does not include options to acquire up to 125,000 shares as they are not as yet vested.

(4)

Does not include options to acquire up to 75,000 shares as they are not as yet vested.

(5)

Does not include options to acquire up to 450,000 shares as they are not as yet vested.

(6)

Pursuant to the terms of a credit facility agreement dated October 21, 2005, which closed on October 25, 2005, between Androgas Property and our company, Androgas Property advanced $2,604,700 of a $2,765,000 convertible credit facility.  The credit facility matures on October 21, 2010.  The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit.  Each unit consists of one common share and one share purchase warrant.  The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share.  If Androgas Property was to convert all $2,604,700 advanced under the credit facility and exercised all warrants as of the date of this annual report, Androgas Property would hold approximately 7,442,000 shares, or 15.12% of our common stock.

Item 12.

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

Adam Morand, Daniel Goldman, Acceleron Capital Ltd. and West Coast Investment Holdings, LLC, each of whom holds more than 5% of our outstanding shares, are former shareholders of Ignition Technologies, which we acquired in October 2005.  Mr. Morand, Mr. Goldman and Acceleron Capital Ltd. were issued 427,486 shares (2,351,173 post-split shares), 809,848 shares (4,454,164 post-split shares)and 474,984 shares (2,612,412 post-split shares) of our company, respectively, pursuant to the transaction.  In addition, West Coast Investment Holdings, LLC, a company wholly owned by Mark Jensen, our Chief Executive Officer, was issued 1,394,079 shares (7,667,434 post-split shares) of our company pursuant to this transaction.

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

We entered into a consulting agreement with Adam Morand on June 1, 2005, pursuant to which we agreed to pay Mr. Morand $6,000 per month.  The agreement was terminated in October 2005 and we paid an aggregate of $30,000 to Mr. Morand under the agreement.  We also paid Mr. Morand $30,000 in consulting fees in 2005.

We also entered into a consulting agreement with Illuminated Technologies on May 1, 2005, a company controlled by Adam Morand, pursuant to which we have agreed to pay Illuminated for its services on an hourly basis for services rendered.

In 2005, we also entered into a consulting agreement with D.C. Goldman and Associates, a company controlled by Daniel C. Goldman, one of our former directors, pursuant to which we paid $48,500 to that company.  The agreement was terminated on September 30, 2005.

On June 1, 2005, we entered into a consulting agreement with Don Currie, who is expected to be one of our lenders in the future, pursuant to which we have agreed to pay Mr. Currie $5,000 per month which was subsequently increased to $8,000 per month.

On April 1, 2005, we entered into a consulting agreement with DVRC, LLC, a company controlled by Mark Jensen, our President and Chief Executive Officer, pursuant to which we have agreed to pay DVRC, LLC $10,000 per month.  During 2005, we paid a total of $70,000 to DVRC, LLC pursuant to the agreement and reimbursed DVRC, LLC for expenses totalling $18,000.

Item 13.

Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Memorandum dated December 23, 1999 (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
3.2 3.3 3.4 3.5	Notice of Articles Notice of Alteration Notice of Alteration Articles of Incorporation
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
10.1

Purchase, Sale and Assumption Agreement dated March 1, 2004 to acquire Trident’s interests in the East Corning Area (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2005)

10.2	Purchase, Sale and Assumption Agreement dated March 1, 2004 to acquire Atlas’ interests in the Triangle “T” Area (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2005)
10.3	Third Amended Property Option Agreement, dated February 15, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 12, 2004)
10.4

Intellectual Property Development and Transfer Agreement dated January 10, 2005, between Ignition Technologies, Inc., dba MobileGamingNow, Inc. and Illuminated Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.5

Consulting Agreement dated April 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and D.C. Goldman & Associates (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.6	Software License Agreement dated August 10, 2005, between Fortuna UK and MobileGamingNow, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.7

Consulting Agreement dated April 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and DVRC, LLC (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.8

Consulting/Development Agreement dated May 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and Illuminated Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.9

Consulting Agreement dated June 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and Adam Morand (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.10

Consulting Agreement dated June 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and Don Currie (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.11	Kahnawake Gaming Commission Temporary Client Provider Authorization (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.12	Credit Facility Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.13	General Security Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.14	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Trident Oil & Gas, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.15	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Atlas Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.16	2006 Stock Option Plan
10.17	Consulting Agreement dated December 22, 2005, between MGN Technologies Inc. and Southgate SEO, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.18	Marketing Agreement dated December 22, 2005, between MGN Technologies Inc. and Ownby Mobile Consulting, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.19	Investor Relations Agreement dated December 21, 2005, between MGN Technologies Inc. and Lyons LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July, 19, 2005)
21 31	List of Subsidiaries Section 302 Certifications under Sarbanes-Oxley Act of 2002
32	Section 906 Certifications under Sarbanes-Oxley Act of 2002

Item 14.

Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended December 31,
	2005	2004
Audit Fees	$47,005	$Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$47,005	$Nil

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax fees are fees for professional services rendered by our independent auditors for tax compliance and tax advice on actual or contemplated transactions.

All Other Fees

All other fees relate to services other than the audit fees, audit-related fees and tax fees described above.

Pre-Approval Policies

No services may be undertaken by our independent auditors, unless the engagement is specifically approved by the Board.  The maximum charge for services is established by the Board when the specific engagement is approved.  The Board will consider whether such services are of a type the performance of which would cause our independent auditors to cease to be independent within the meaning of applicable Securities and Exchange Commission rules, and whether the required services are consistent with their role as our independent auditors.

BDO Dunwoody LLP

600 Cathedral Place

Chartered Accountants

925 West Georgia Street

Vancouver, BC, Canada V6C 3L2

Telephone:  (604) 688-5421

Telefax:  (604) 688-5132

E-mail:  vancouver@bdo.ca

ww.bdo.ca

Report of Independent Registered Public Accounting Firm
To the Directors and Stockholders of
MGN Technologies, Inc. (formerly Tryx Ventures Corp.)
(A Development Stage Company)

We have audited the Consolidated Balance Sheets of MGN Technologies, Inc. (formerly Tryx Ventures Corp., a development stage company) as at December 31, 2005 and 2004 and the related Consolidated Statements of Operations, Comprehensive Loss, Changes in Capital Deficit and Cash Flows for the years then ended and for the cumulative period from March 3, 2003 (inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGN Technologies, Inc. (formerly Tryx Ventures Corp., a development stage company) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the cumulative period from March 3, 2003 (inception) to December 31, 2005 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has only recently commenced earning revenue, has negative working capital, has accumulated deficit of $2,612,166 since its inception and has no assurance of future profitibility.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants
Vancouver, Canada
April 3, 2006

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

December 31	2005	2004

ASSETS
Current
Cash	$ 227,860	$ -
Receivables	2,676	-
Prepaid expenses	36,456	-
	266,992	-

Property and equipment (Note 4)	78,456	-
Mobile game and marketing software (Note 5)	187,450	-

Total Assets	$ 532,898	$ -

LIABILITIES
Current
Accounts payable and accruals	$ 318,418	$ 5,944
Deferred revenue	44,444	-
Notes payable (Note 7)	580,632	-
	943,494	5,944
Convertible debt (Note 8)	812,332	-

Total Liabilities	1,755,826	5,944

CAPITAL DEFICIT
Share capital (Note 9)	760,353	100
Additional paid-in capital	632,700	-
Accumulated other comprehensive loss	(3,815)	-
Deficit accumulated in the development state	(2,612,166)	(6,044)
Total Capital Deficit	(1,222,928)	(5,944)

Total Liabilities and Capital Deficit	$ 532,898	$ -

The accompanying notes are an integral part of these financial statements.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

	For the years ended December 31
	2005	2004	From Mar 3, 2003 (inception) to December 31, 2005
			(Cumulative)

License revenue	$ 5,556	$ -	$ 5,556

Operating expenses
Consulting fees (Note 12)	362,977	-	362,977
Rent	29,407	-	29,407
Depreciation	75,318	-	75,318
General and administrative	150,387	405	151,431
Regulatory and transfer agent fees	9,010	-	9,010
Research and development	1,799,103	-	1,799,103
Professional fees	169,573	3,000	174,573
	2,575,775	3,405	2,581,819

Loss from operations	(2,570,219)	(3,405)	(2,576,263)
Other expenses
Interest	(35,903)	-	(35,903)

Net loss for the period	$ (2,606,122)	$ (3,405)	$ (2,612,166)

Basic and diluted loss per share	$ (0.12)	$ (0.00)

Weighted average outstanding shares	22,479,739	5,224,826

The accompanying notes are an integral part of these financial statements.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	For the years ended December 31
	2005	2004	From Mar 3, 2003 (inception) to December 31, 2005

Net loss for the period	$ (2,606,122)	$ (3,405)	$ (2,612,166)

Foreign currency translation	(3,815)	-	(3,815)

Comprehensive loss	$ (2,609,937)	$ (3,405)	$ (2,615,981)

The accompanying notes are an integral part of these financial statements

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	For the years ended December 31
	2005	2004	From Mar 3, 2003 (inception) to December 31, 2005
			(Cumulative)
Cash provided by (used in)
Net loss for the period	$ (2,606,122)	$ (3,405)	$ (2,612,166)
Adjustment to reconcile net loss to net cash used in operating activities
Interest accretion	28,818	-	28,818
Depreciation	75,318	-	75,318
Stock based compensation	632,700	-	632,700
Increase in assets
Receivables	(94)	-	(94)
Prepaid expenses	(36,456)	-	(36,456)
Increase in liabilities
Accounts payable and accruals	245,699	3,405	251,643
Deferred revenue	44,444	-	44,444
	1,615,693	-	(1,615,793)
Investing activities
Cash acquired from recapitalization	879	-	879
Acquisition of property and equipment	(91,224)	-	(91,224)
Mobile game and marketing software	(250,000)	-	(250,000)
	(340,345)	-	(340,345)
Financing activities
Issue of capital stock	100,350	-	100,450
Notes payable	500,000	-	500,000
Convertible debt (Note 3)	1,599,700	-	1,599,700
	2,200,050	-	2,200,150

Increase in cash	244,012	-	244,012

Effect of foreign exchange on cash	(16,152)	-	(16,152)
Cash, beginning of period	-	-	-

Cash, end of period	$ 227,860	$ -	$ 227,860

Supplemental Information
Interest paid	$ 6,250	$ -	$ 6,250
Income taxes paid	$ -	$ -	$ -

Non-cash item excluded from financing and investing activities
Shares issued for recapitalization (Note 3)	$ 659,903	$ -	$ 659,903

The accompanying notes are an integral part of these financial statements.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

STATEMENT OF CHANGES IN CAPITAL DEFICIT

(Stated in U.S. Dollars)

	Common Shares	Stock Amount	Additional paid-in capital	Accumulated other comprehensive loss	Deficit accumulated during the development stage	Total stockholders’ equity (capital deficit)

March 3, 2003 (inception) at $0.002 per share	55,000	$ 100	$ -	$ -	$ -	$ 100
Net loss for the period	-	-	-	-	(2,639)	(2,639)

Balance, December 31, 2003	55,000	100	-	-	(2,639)	(2,539)
Net loss for the year	-	-	-	-	(3,405)	(3,405)

Balance, December 31, 2004	55,000	100	-	-	(6,044)	(5,944)

Issuance of common stock for cash in April 2005 at $0.002 per share (Note 9)	192,500	350	-	-	-	350
Issuance of common stock for cash in April 2005 at $7.67 per share (Note 9)	13,035	100,000	-	-	-	100,000
Stock based compensation (Note 9)	-	-	632,700	-	-	632,700

	260,535	100,450	632,700	-	(6,044)	727,106

Adjustment for the issuance of common stock on recapitalization (Note 3)	24,489,465	-	-	-	-	-
	24,750,000	100,450	632,700	-	(6,044)	727,106

Adjustment to stockholders’ equity of the Company at the recapitalization date (Note 3)	16,525,850	659,903	-	-	-	659,903

	41,275,850	760,353	632,700	-	(6,044)	1,387,009
Accumulated other comprehensive loss	-	-	-	(3,815)	-	(3,815)
Net loss for the period	-	-	-	-	(2,606,122)	(2,606,122)

Balance, December 31, 2005	41,275,850	$ 760,353	$ 632,700	$ (3,815)	$ (2,612,166)	$ (1,222,928)

The accompanying notes are an integral part of these financial statements.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 1.  Description of Business and Accounting for Reverse Acquisition

MGN Technologies, Inc. (the “Company” or “MGN”) was incorporated under the laws of the Province of British Columbia, Canada on December 13, 1999 as Tryx Ventures Corp.  On October 25, 2005 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated July 29, 2005 with Ignition Technologies Inc. (“Ignition”), a company incorporated under the laws of the state of Nevada on March 3, 2003.  Ignition conducts business as Mobile Gaming Now, Inc.  Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Ignition in exchange for 24,750,000 common shares of the Company.  As of the closing date, the former shareholders of Ignition held approximately 60% of the issued and outstanding common shares of the Company.  The acquisition of Ignition was recorded as a reverse acquisition for accounting purposes.  Ignition, the acquired entity, is regarded as the predecessor entity as of October 25, 2005 and the Company adopted the year end of Ignition, being December 31.  In accordance with the provisions governing the accounting for reverse acquisitions (Note 3), the figures presented as at December 31, 2004 are those of Ignition.

The Company previously focused its business efforts on the acquisition, exploration, development, and exploitation of mineral and oil and gas properties. In contemplation of the share exchange transaction with Ignition, the Company abandoned its original business plan and terminated two agreements for the acquisition of oil and gas properties.  As of the closing date of the Agreement, the Company commenced the business of developing and licensing mobile media entertainment applications for online wireless gaming activities, namely poker.  On April 1, 2005, Ignition acquired a mobile gaming platform and opportunity code technology.  The Company plans to continue to generate revenues through licensing the use of its software products to customers and potential customers.

On December 6, 2005, the Company changed its name to MGN Technologies Inc. and rolled forward the issued and outstanding shares of the Company on a 5.5 for one basis.  The effect of the stock split has been applied on a retroactive basis to all related disclosure and calculations in these consolidated financial statements.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation and Ability to Continue as Going Concern

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiary, Ignition Technologies Inc. All significant inter-company transactions have been eliminated on consolidation. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

MGN TECHNOLOGIES INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 2.  Summary of Significant Accounting Policies - Continued

Principles of Consolidation and Ability to Continue as Going Concern - Continued

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2005, the Company has recognized $5,556 in licensing revenues and has consolidated accumulated deficit of $2,612,166. The continuation of the Company is dependent upon the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company is in the development stage and has a limited operating history.  The successful implementation of its business strategy depends on numerous factors including economic competitive, technological factors and uncertainties, the ability to hire and retain qualified personnel, and the ability to obtain financing on acceptable terms to continue the development of its plans.  Adverse economic or competitive conditions, the failure to hire and retain qualified personnel or obtain financing on acceptable terms when required could affect the Company’s future operations. The Company has only recently commenced earning revenue, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability.  The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated.  On October 25, 2005, the Company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property S.A., an Austrian company, whereby Androgas Property has provided the Company a $2,765,000 credit facility that may be drawn down by the Company over a period of time not exceeding one year (Note 8).  The Company had cash on hand of $227,860 at December 31, 2005. Management anticipates that it requires approximately $6.7 million over the next twelve months ended December 31, 2006 to continue operations. To the extent that cash needs are not achieved from operating cash flow, existing cash on hand and current credit facility, the Company plans to raise necessary cash through equity issuances and/or debt financing.  The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations.  Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes.  There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company’s management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash

The Company considers cash to include amounts held in banks and highly liquid investments with maturities at point of purchase of three months or less.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 2.  Summary of Significant Accounting Policies - Continued

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation has been calculated using the following annual rates and methods:

Computer equipment

30% declining-balance basis

Furniture and fixtures and office equipment

20% declining-balance basis

Fair Value of Financial Instruments

The fair values of cash, receivables, accounts payable and accrued liabilities and notes payable,approximate their carrying values because of their demand or short-term nature.  The fair value for convertible notes approximates its carrying amount because its general terms are comparable to those on convertible debentures received by other development stage companies not having revolving credit facilities for comparable amounts borrowed.

Foreign Currency Translation and Transactions

The functional currency of MGN is the Canadian dollar, with the United States dollar as the reporting currency. The functional currency of Ignition Technologies is the United States dollar.

Assets and liabilities of the Company which are denominated in Canadian dollars are translated to US dollars at the exchange rate in effect at balance sheet date. Revenue and expenses are translated to US dollars using the average rate in effect for the period. The cumulative effect of any translation gains or losses is included in the Accumulated Other Comprehensive Loss account in Stockholders’ Equity (Capital Deficit).

The Company also engages in transactions in US dollars. Transactions in US dollars are initially translated to the functional currency using the exchange rate in effect on the transaction date. Monetary assets and liabilities existing at the period end are then translated at the exchange rate in effect at the period end. All exchange gains or losses resulting from foreign currency transactions are included in the determination of net income (loss) for the period.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 2.  Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”) and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”), as amended for accounting and recognizing revenue.  In accordance with SAB No. 104 and SOP 97-2, the Company recognizes revenue.  In accordance with SAB No. 104 and SOP 97-2, the Company recognizes the monthly licensing fees when the amount is due which is when all the criteria under SOP 97-2 have been met provided that no significant production, modification or customization of the software is required. Also in accordance with SOP 97-2, the Company defers and recognizes initial non-refundable set-up fees on a straight-line basis over the term of the underlying licensing agreement. If collectibility will not be considered probable, revenue will be recognized when the fee is collected.  In an arrangement with multiple deliverables, the Company will allocate fees to various elements based on vendor-specific objective evidence of fair value as defined in SOP 97-2.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Service revenue will be primarily derived from fees for consulting services related to the Company’s mobile gaming software, which are recognized as the services are performed.

Research and Development

Research and development costs are charged to expenses as incurred.

In accordance with SFAS No. 86, development costs incurred in the development of software are capitalized from the time that technological feasibility in the form of a working model has been established through to the general release to the customer. As at December 31, 2005, no development costs have been capitalized in the consolidated financial statements

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalizes direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements.  As at December 31, 2005, as the Company’s website was still in the planning stage, no costs were capitalized at year end.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 2.  Summary of Significant Accounting Policies - Continued

Mobile Game and Marketing Software

Mobile game and marketing software is recorded at cost less accumulated depreciation.  Depreciation is recorded based on current and future revenue for the software with an annual minimum depreciation amount equalling to the straight-line amortization of the costs over the estimated economic life of the software of approximately three years.

The Company evaluates the capitalized software costs for impairment on each balance sheet date in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”.  At such time, the unamortized cost of the mobile game and marketing software is compared to its estimated net realizable value.  The amount by which the unamortized carrying costs of the software exceed the net realizable value will be written-off.  As at December 31, 2005 and 2004, no impairment was recorded.

Marketing and Advertising

Marketing and advertising costs are charged to expenses as incurred.

Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). Basic loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts were exercised. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

The impact on dilution of the potential conversion of debt was 2,285,286 for the year ended December 31, 2005 (2004 – Nil).  There were no stock options or warrants outstanding at December 31, 2005.

Subsequent to year end, the Company adopted a 2006 Stock Option Plan for granting of up to 4,000,000 stock options to eligible employees, directors, advisory board member and consultants of the Company.  In January 2006, the Company granted 1,100,000 fully vested options to employees and directors (Note 11).

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and presentation of comprehensive income (loss), its components and accumulated balances. This standard defines comprehensive income (loss) as the changes in stockholders’ equity of an enterprise except those resulting from investments by owners and distributions to owners.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 2.  Summary of Significant Accounting Policies - Continued

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (Note 10).

Stock Option Compensation

The Company has not adopted SFAS 123R, “Stock Based Payment” and continues to follow SFAS No. 123, “Accounting for Stock-Based Compensation” to account for stock options granted to non-employees using the fair value based method prescribed in SFAS 123. Stock option compensation for non-employees is re-measured on each balance sheet date until options vest.

The Company has elected to continue to measure compensation cost for employees under Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation (“FIN”) No. 44. Generally, under APB No. 25 compensation expense is recognized for options granted to employees and directors (for their services as directors) only if the option price is less than the market price of the underlying common stock on the date of the grant.

SFAS No. 123 and No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123”, requires the Company to provide proforma information regarding net loss and loss per share as if compensation cost for the Company’s stock options granted to employees had been determined in accordance with the fair value based method prescribed in SFAS 123.

For the period from inception of its subsidiary to December 31, 2005, the Company had not previously granted stock options.

Valuation of Long-Lived Assets

The Company evaluates the future recoverability of its property, plant and equipment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. Impairment, if any, is assessed using discounted cash flows. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost of sale. No impairment was required to be recognized during the periods presented in these consolidated financial statements.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 2.  Summary of Significant Accounting Policies - Continued

New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of this Statement are applied prospectively.  The implementation of this standard did not have a material effect on the consolidated financial statements.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140”. Among other things, the SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities.   SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.

The Company is assessing the effect on the consolidated financial statements as a result of the implementation of these new standards.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 3.  Recapitalization

On August 4, 2005, the Company entered into a Share Exchange Agreement (the “Agreement”), dated July 29, 2005, among the Company, Ignition, and the former stockholders of Ignition.  The Agreement contemplated the Company acquiring all of the issued and outstanding shares of Ignition.

The closing of the transactions contemplated in the Agreement and the acquisition of all the issued and outstanding common stock of Ignition occurred on October 25, 2005.  In accordance with the closing, the Company issued 24,750,000 shares of the Company’s common stock to the former stockholders of Ignition for all of the 260,425 issued and outstanding common shares of Ignition on the basis of 95 common shares of the Company for every one common share of Ignition.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisition, as the former stockholders of Ignition controlled approximately 60% of the issued and outstanding shares of the Company.  The share exchange is deemed to be a reverse acquisition for accounting purposes.  Ignition, the acquired entity, is regarded as the predecessor entity as of October 25, 2005.  MGN Technologies Inc. (formerly Tryx Ventures Corp.) was inactive prior to the transaction. The post-acquisition entity is accounted for as a recapitalization of Ignition.  The value assigned to the common shares was valued based on the fair value of net assets of Tryx at the recapitalization date which approximated carryover basis of $659,903.

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at December 31, 2004 are those of Ignition.

Unaudited revenue, net loss and loss per share assuming the transaction had been completed on January 1, 2004 is as follows:

	2005	2004
Revenue	$ 5,556	$ -
Net loss for the year	$ (2,656,331)	$ (39,260)
Basic and diluted loss per share	$ (0.07)	$ (0.00)

At the time of the transaction, MGN Technologies, Inc. (formerly Tryx Ventures Corp.) have the following assets and liabilities outstanding (translated at the exchange rate on the date of the transaction):

Cash	$ 879
Receivables	$ 2,561
Due from Ignition	$ 1,567,917
Accounts payable and accruals	$ (48,440)
Note payable	$ (79,500)
Convertible debt	$ (783,514)

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 4.  Property and Equipment

	2005			2004
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net book value
Computer
equipment	$ 87,555	$11,933	$75,622	$ -	$ -	$ -
Furniture and
fixtures	1,169	585	584	-	-	-
Office equipment	2,500	250	2,250	-	-	-
	$ 91,224	$12,768	$78,456	$ -	$ -	$ -

Note 5.  Mobile Game and Marketing Software

	December 31 2005	December 31 2004

Mobile Game and Marketing Software	$250,000	$-
Less: Accumulated depreciation	(62,550)	-
	$187,450	$-

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 6.  Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)

During the year, the Company entered into a Consulting Agreement with D.C. Goldman & Associates, a company controlled by Daniel C. Goldman, who was a former director.  The Company paid $48,500. Services terminated on September 30, 2005.

(b)

On June 1, 2005, the Company entered into an agreement with Adam Morand a shareholder and majority owner of Illuminated Technologies (the Company’s technology partner) for services for $6,000 per month to be the Company’s Vice-President of Technology. The contract was cancelled in October 2005.  Adam Morand received $6,000 per month in each of the month from June, to October.

During the year, the Company also paid $30,000 in consulting fees to Adam Morand.

(c)

On June 1, 2005, the company entered into an agreement with Don Currie, an individual that is one of its future lenders for a Consulting agreement for $5,000 per month, which was subsequently amended to $8,000 per month, to be its VP of Investor Relations.

(d)

On April 1, 2005, the Company entered into an agreement with DVRC, LLC a company controlled by Mark Jensen, the Company’s President and Chief Executive Officer for services for $10,000 per month.  During the year, the Company paid $70,000 in consulting fees and reimbursed $18,000 for expenses to DVRC.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

Note 7   Notes Payable

Notes payable to a stockholders of the Company amounted to $80,632 (Cdn$93,617) is non interest bearing, unsecured and repayable on demand.

On May 18, 2005, the Company issued a note payable in the amount of $125,000 to an arm’s length party.  The note is unsecured and the principal amount of the note is due on or before September 30, 2005, together with interest and borrowing charges amounting to $6,250.  The note is guaranteed by a director of the Company.  On June 23, 2005, the Company paid the borrowing charge of $6,250.  The loan was repaid in January 2006.

On June 10, 2005, the Company issued a note payable in the amount of $175,000 to an arm’s length party.  The note is unsecured, non-interest bearing, and the principal amount of the note is due on or before September 30, 2005.  The note was guaranteed by a director of the Company and was repaid on January 27, 2006.

On July 28, 2005, the Company issued a note payable in the amount of $200,000 to a stockholder.  The note is non-interest bearing, unsecured and the principal amount of the note was due when the credit facility is in place (Note 8).  The note was repaid in January 2006.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 8  Convertible Debt

On October 25, 2005, the Company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property S.A., an Austrian company, whereby Androgas Property has provided the Company a $2,765,000 credit facility that may be drawn down by the Company over a period of time not exceeding one year. The credit facility matures on October 21, 2010.  The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit whereby each unit consists of one common share and one share purchase warrant.  The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share.

In lieu of interest on the convertible note, the Company will pay a royalty fee based upon a percentage of the Company’s gross revenue that may exceed the five year term of the convertible debenture as follows:

(i)

5% of the first $10 million;

(ii)

4% of the next $20 million;

(iii)

3% of the next $35 million; and

(iv)

2% of the next $55 million.

The Royalty may be purchased at the option of the Company at any time by paying 60% of the future Royalty payments that could still be earned as at the date of the payment.  For the year ended December 31, 2005, an insignificant royalty amount was accrued in relation to this convertible note payable.

Upon closing of the acquisition of Ignition, TRYX has drawn down $1.6 million of this facility convertible at the same terms as described above. In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the beneficial conversion feature is calculated on the convertible debt based on the excess of the fair value of common stock on the commitment date over the portion of the proceeds allocated to the common stock issuable upon conversion of the convertible debt.  As such, a beneficial conversion feature of $816,186 is recorded as a discount to the convertible debt and initially credited to additional paid-in capital of Tryx prior to the recapitalization.  The discount was amortized to interest expense over the term of the debt using the effective interest rate method. For the year ended December 31, 2005, $28,818 of interest expense has been recorded in the Consolidated Statement of Operations.

	Face		Carrying
	Amount	Discount	Value
Issuance in the year	$1,599,700	$816,186	$783,514
Amortization of discount	-	(28,818)	28,818
Balance, December 31, 2005	$1,599,700	$787,368	$812,332

Subsequent to December 31, 2005, the Company drew down an additional $1,005,000 from the credit facility.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 9.  Capital Stock

On November 23, 2005 at the Company’s Annual and Special Shareholder Meeting, the stockholders approved a special resolution to increase the maximum number of common shares that the Company is authorized to issue from one hundred million (100,000,000) common shares without par value to an unlimited number of common shares without par value.  A special resolution was also passed to cancel the one hundred million (100,000,000) Class "A" preferred shares with a par value of $1.00 each, of which none were outstanding, and approved a special resolution to create an unlimited number of Class A Preference shares without par value

On October 25, 2005, the Company issued 24,750,000 (post-split) common shares to the former shareholders of Ignition pursuant to a Share Exchange Agreement entered into in August of 2005.

On December 6, 2005 the Company completed a roll forward on a 5.5 for 1 basis.  The effect of the stock splits has been applied on a retroactive basis to all related disclosures and calculations in these consolidated financial statements.

As at December 31, 2005, the Company has no stock option plan and has not granted any stock options.

In April, 2005, the Company received $100,350 in respect of stock subscriptions for 205,535 shares of the Company’s common stock.  Stock subscriptions of $350 for 192,500 shares of common stock were received for an issuance price of $0.002 per share to certain consultants and investors.  Subsequently, stock subscriptions of $100,000 for 13,035 shares of common stock were received from an independent investor for an issuance price of $7.67 per share.   The Company recorded additional paid-in capital of $632,700 in connection with the issuance of the 82,500 common shares issued to certain consultants of the Company in April 2005 as compensation expense calculated as the difference between the subscribed price and the fair value of the common stock based on the price of the subsequent share subscription.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 10.  Income Taxes

Significant components of deferred income tax assets are as follows:

	December 31, 2005	December 31, 2004

Operating losses carried forward	$ 662,904	$ 2,055
Less: Valuation allowance	(662,904)	(2,055)
	$ -	$ -

The Company has established a full valuation allowance on its deferred tax assets since it is more likely than not that a benefit will not be realized in the future due to the Company’s recurring operating losses.  The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

The provision for income taxes differ from the amount estimated using the federal statutory income tax rate as follows:

	For the year ended December 31 2005	For the year ended December 31 2004	For the period from March 3, 2003 (inception) to December 31, 2005
			(Cumulative)
U.S. statutory tax rates	34%	34%	34%
Income tax recovery based on statutory rate	$ (886,081)	$ (1,158)	$ (888,136)
Stock-based compensation	215,118	-	215,118
Non-deductible expenses	10,114	-	10,114
Increase in valuation allowance	660,849	1,158	662,904
	$ -	$ -	$ -

At December 31, 2005, the Company has potential net operating losses of approximately $1,944,000 for U.S. income tax purposes, which are available to reduce future taxable income in the United States, which, if not used will begin to expire in 2023.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 11.  Major Customer

As at December 31, 2005, the Company has only entered into one licensing agreement with Fortuna Gaming Corporation for a period of three years. All of the revenue recognized for the periods presented was earned from this customer.  As at December 31, 2005, the Company received $50,000 as initial set-up fee from this customer, of which, $5,556 has been recognized as income in the year ended December 31, 2005 and $44,444 was deferred to be amortized over the remaining term of the license..

Note 12.  Subsequent Events

(a)

Share Capital

On March 9, 2006, the Company issued 100,000 common shares to Lyons Capital, LLC pursuant to an investor relations agreement entered into on January 5, 2006 (Note 12(f)).

On March 9, 2006, the Company issued 250,000 common shares to Ownby Mobile Consulting, LLC., pursuant to a marketing agreement entered into on December 22, 2005 (Note 12(c))

On March 9, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 12(d)).

On March 27, 2006, the Company issued 100,000 common shares to B. Nesland of Armada Capital LLP as finder’s fee, pursuant to a finder’s fee agreement.

(b)

Stock Options

On January 11, 2006, the Company adopted a 2006 Stock Option Plan (the “Plan”).  The Plan provides for the granting of up to 4,000,000 stock options to eligible employees, directors, advisory board members, and consultants of the Company.  Subsequent to the Board adopting and approving the Plan, the Company granted 1,100,000 options to employees and directors with an exercise price of $2 per share, expiring on January 11, 2011.  These options vest one-quarter per every six-month period commencing on July 11, 2006.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 13. Commitments

(a)

Agreement with Illuminated Technologies Inc. (“Illuminated”)

On April 1, 2005, the Company entered into an agreement with Illuminated Technologies Inc. (“the Agreement”), a company incorporated in British Columbia, Canada.  The Company entered into the agreement to purchase the mobile gaming platform and business opportunity of providing mobile gaming technologies to operate multi real player games of skill. Subsequent to the acquisition of the mobile gaming platform, the president, majority owner and director of Illuminated became a stockholder of the Company.

In June 2005, the Company and Illuminated entered into a consulting agreement, pursuant to which, Illuminated has agreed to provide technology services and continued development of the mobile gaming technology.  The Company plans to expend at least one million dollars to continue development of the mobile gaming technology.  Illuminated has agreed to provide (i) certain network hardware and software systems (ii) the technical expertise and support of its employees, and (iii) other resources to continue development of certain software.

(b)

Management Consulting Agreements

During year ended December 31, 2005, on various dates, the Company entered into various consulting agreements with the Company’s president, directors and officers (or companies controlled by these individuals) to provide consulting services totaling $25,000 per month.  The total consulting expenses incurred for the year ended December 31, 2005 under these agreements was $189,500.  As at December 31 2005, $Nil of this amount was recorded in the financial statements as owing.

(c)

Ownby Mobile Consulting, LLC Agreement

Effective December 22, 2005, the Company signed an agreement with Ownby Mobile Consulting LLC.  The terms of the engagement is one year with an option to renew, both parties have the option to cancel the agreement based on 30 days written notice.  The Company shall pay a fee of $5,000 per month and the Company shall issue 1,000,000 common shares.  Shares shall be issued in a block of 250,000 shares every 3 months provided the work is deemed satisfactory at the discretion of the Company. As at December 31, 2005, $94,167 of consulting fees have been accrued for the services provided to the Company for the year then ended.

(d)

Southgate SEO, LLC Agreement

Effective December 22, 2005, the Company signed an agreement with Southgate SEO, LLC.  The terms of the engagement is one year with an option to renew, both parties have the option to cancel the agreement based on 30 days written notice.  The Company shall pay a fee of $30,000 per month and the Company shall issue 250,000 common shares.  Shares shall be issued monthly at 50,000 shares per month provided the work is deemed satisfactory at the discretion of the Company. As at December 31, 2005, $20,833 of consulting fees have been accrued for the services provided to the Company for the year then ended.

MGN TECHNOLOGIES, INC.

(formerly Tryx Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(Stated in US Dollars)

Note 13. Commitments - Continued

(e)

Agency of Record Agreement

Effective February 25, 2006, the Company signed a Agency of Record Agreement with Metricsmedia Inc.  The terms of the agreement are Metricsmedia Inc., shall receive an amount equal to 15% of the gross charges levied by media for advertising placed therewith by Metricsmedia Inc. pursuant to this Agreement provided that for those items where Metricsmedia is not compensated on a commission basis, the Company shall pay Meticsmedia on an hourly basis for services provided shall not exceed $100 per hour.

(f)

Lyons Capital, LLC.

On January 5, 2006, the Company entered into an investor relations agreement with Lyons Capital, LLC.  The Agreement contemplates Lyons introducing the Company to approximately 50 second tier investment banking firms and other institutional investors through the process of making presentations to the same and attending various road shows with a view to securing investment dollars for the Company.  The Agreement provides for the issuance from treasury to Lyons of a total of 200,000 common voting shares (of which 100,000 common shares were issued, Note 12 ) in installments as work is performed by Lyons.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

MGN TECHNOLOGIES INC.

April 17, 2006

By:

/s/ Mark Jensen

Mark Jensen, President and

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Jensen

April 17, 2006
Mark Jensen
President, Chief Executive
Officer and Director

/s/ Michael Hu

April 17, 2006
Michael Hu
Director

/s/ Jerry Kroll

April 17, 2006
Jerry Kroll
Director