Form 10QSB
period 2006-03-31
MGN TECHNOLOGIES, INC.
filed 2006-05-22
CIK 1258786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ______________

Commission File Number: 000-50919

MGN TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1505 – 409 Granville Street, Vancouver, British Columbia V6B 2V2

(Address of principal executive office)

Issuer’s telephone number: 604-602-9596

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,178,350 shares of our common stock were outstanding as of May 17, 2006

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGN Technologies, Inc.

(A Development Stage Company)

March 31, 2006 (Unaudited)

Index

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6

MGN Technologies, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2006 $	December 31, 2005 $
	(Unaudited)

ASSETS

Current Assets
Cash	104,345	227,860
Receivables	7,676	2,676
Prepaid expenses	49,748	36,456

Total Current Assets	161,769	266,992

Deferred Issue Costs, net	470,395	–
Property and Equipment (Note 6)	85,024	78,456
Mobile Game and Marketing Software (Note 7)	166,600	187,450

Total Assets	883,788	532,898

LIABILITIES AND CAPITAL DEFICIT

Current Liabilities

Accounts payable and accruals	736,750	318,418
Deferred revenue	40,277	44,444
Notes payable, less unamortized discount of $187,340 (2005 - $nil) (Note 9)	293,543	580,632

Total Current Liabilities	1,070,570	943,494

Convertible Debentures (Note 10)	841,835	812,332

Total Liabilities	1,912,405	1,755,826

Contingencies and Commitments (Notes 2 and 14)
Subsequent Events (Note 15)

Capital Deficit

Preferred Stock Authorized: Unlimited Class A Preferred shares, without par value Issued: nil shares	–	–

Common Stock (Note 11) Authorized: Unlimited common shares, without par value Issued: 41,775,850 shares (2005 – 41,275,850 shares)	1,869,353	760,353

Additional Paid-In Capital	2,291,871	632,700

Accumulated Other Comprehensive Loss	(4,897)	(3,815)

Deficit Accumulated During the Development Stage	(5,184,944)	(2,612,166)

Total Capital Deficit	(1,028,617)	(1,222,928)

Total Liabilities and Capital Deficit	883,788	532,898

The accompanying notes are an integral part of these consolidated financial statements.

MGN Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from March 3, 2003 (Date of Inception) to March 31,	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31,
	2006	2006	2005
	$	$	$

Revenue	14,723	9,167	–

Operating Expenses

Consulting fees	2,012,479	1,649,502	–
Depreciation	102,727	27,409	–
General and administrative	274,475	123,044	100
Professional fees	231,611	57,038	10,750
Regulatory & transfer agent fees	9,010	–	–
Rent	64,799	35,392	–
Research & development	2,408,440	629,337	–

Total Operating Expenses	5,103,541	2,521,722	10,850

Loss from Operations	(5,088,818)	(2,512,555)	(10,850)

Other Expense

Amortization of debt issue costs	(19,405)	(19,405)	–
Interest	(76,721)	(40,818)	–

Net Loss	(5,184,944)	(2,572,778)	(10,850)

Other Comprehensive Loss
Foreign currency translation adjustment	(4,897)	(1,082)	–

Comprehensive Loss	(5,189,841)	(2,573,860)	(10,850)

Loss Per Share – Basic and Diluted		(0.06)	(0.00)

Weighted Average Shares Outstanding		41,382,000	5,224,826

The accompanying notes are an integral part of these consolidated financial statements.

MGN Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated from March 3, 2003 (Date of Inception) to March 31,	For the Three Month Period Ended March 31,	For the Three Month Period Ended March 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss for the period	(5,184,944)	(2,572,778)	(10,850)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of convertible debt discount	69,636	40,818	–
Amortization of debt issue costs	19,405	19,405	–
Depreciation	102,727	27,409	–
Stock-based compensation	928,464	295,764	–
Stock issued for services	889,000	889,000	–

Changes in operating assets and liabilities

Receivables	(5,094)	(5,000)	–
Accounts payable and accrued liabilities	669,427	417,784	10,850
Deferred revenue	40,277	(4,167)	–
Prepaid expenses	(49,748)	(13,292)	–

Net Cash Used in Operating Activities	(2,520,850)	(905,057)	–

Investing Activities
Cash acquired from recapitalization	879	–	–
Mobile game and marketing software	(250,000)	–	–
Purchase of property and equipment	(104,351)	(13,127)	–

Net Cash Used in Investing Activities	(353,472)	(13,127)	–

Financing Activities
Proceeds from issuance of convertible debentures, net of commission	2,544,700	945,000	–
Advances on notes payable, net of cash issuance costs	850,751	350,751
Repayment of notes payable	(500,000)	(500,000)	–
Proceeds from issuance of common stock	100,450	–	–

Net Cash Provided by Financing Activities	2,995,901	795,751	–

Net Increase (Decrease) in Cash	121,579	(122,433)	–

Effect of Foreign Exchange on Cash	(17,234)	(1,082)	–

Cash – Beginning of Period	–	227,860	–

Cash – End of Period	104,345	104,345	–

Non-cash Investing and Financing Activities
Stock issued for recapitalization	659,903	–	–
Stock issued for services	889,000	889,000
Stock issued for finders’ fees	220,000	220,000

Supplemental Disclosures:

Interest paid	6,250	–	–
Income taxes paid	–	–	–

The accompanying notes form an integral part of these consolidated financial statements.

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1.

Basis of Presentation

The unaudited consolidated interim financial statements have been prepared by MGN Technologies, Inc. (the “Company” or “MGN”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2005, except as described in Note 3.

2.

Nature of Business and Ability to Continue Operations

MGN was incorporated under the laws of the Province of British Columbia, Canada on December 23, 1999 as Tryx Ventures Corp.  On October 25, 2005 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated July 29, 2005 with Ignition Technologies Inc. (“Ignition”), a company incorporated under the laws of the state of Nevada on March 3, 2003.  Ignition conducts business as Mobile Gaming Now, Inc.  Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Ignition in exchange for 24,750,000 common shares of the Company.  As of the closing date, the former shareholders of Ignition held approximately 60% of the issued and outstanding common shares of the Company.  The acquisition of Ignition was recorded as a reverse acquisition for accounting purposes.  Ignition, the acquired entity, is regarded as the predecessor entity as of October 25, 2005 and the Company adopted the year end of Ignition, being December 31.  In accordance with the provisions governing the accounting for reverse acquisitions, the figures presented as at March 31, 2005 are those of Ignition.

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

On December 6, 2005, the Company changed its name to MGN Technologies, Inc. and rolled forward the issued and outstanding shares of the Company on a 5.5 for one basis.  The effect of the stock split has been applied on a retroactive basis to all related disclosure and calculations in these consolidated financial statements.

These interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiary, Ignition Technologies Inc. All significant inter-company transactions have been eliminated on consolidation. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To March 31, 2006, the Company has recognized cumulatively $14,723 in licensing revenues, has negative working capital and has consolidated accumulated deficit of $5,184,944 as at March 31, 2006. The continuation of the Company is dependent upon the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company is in the development stage and has a limited operating history.  The successful implementation of its business strategy depends on numerous factors including economic competitive, technological factors and uncertainties, the ability to hire and retain qualified personnel, and the ability to obtain financing on acceptable terms to continue the development of its plans.  Adverse economic or competitive conditions, the failure to hire and retain qualified personnel or obtain financing on acceptable terms when required could affect the Company’s future operations. The Company has only recently commenced earning revenue, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability.  The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated.  On October 25, 2005, the Company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property S.A., an Austrian company, whereby Androgas Property has provided the Company a $2,765,000 credit facility that may be drawn down by the Company over a period of time not exceeding one year.

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.

Nature of Business and Ability to Continue Operations (continued)

The Company had cash on hand of $104,345 at March 31, 2006. Management anticipates that it requires approximately $5.9 million over the next twelve months ended March 31, 2007 to continue operations. To the extent that cash needs are not achieved from operating cash flow, existing cash on hand and current credit facility, the Company plans to raise necessary cash through equity issuances and/or debt financing.  The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations.  Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes.  There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

3.

Adoption of New Accounting Policy

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 12), whereby stock options are granted in accordance with the policies of regulatory authorities.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. For the period from inception of its subsidiary to December 31, 2005, the Company had not previously granted any stock options or warrants.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to the period of adoption, and therefore, the results for prior periods have not been restated.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

4.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

5.

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

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisition, as the former stockholders of Ignition controlled approximately 60% of the issued and outstanding shares of the Company.  The share exchange is deemed to be a reverse acquisition for accounting purposes.  Ignition, the acquired entity, is regarded as the predecessor entity as of October 25, 2005.  MGN Technologies, Inc. (formerly Tryx Ventures Corp.) was inactive prior to the transaction. The post-acquisition entity is accounted for as a recapitalization of Ignition.  The value assigned to the common shares was valued based on the fair value of net assets of MGN at the recapitalization date which approximated carryover basis of $659,903.

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at March 31, 2005 are those of Ignition.

At the time of the transaction, MGN Technologies, Inc. (formerly Tryx Ventures Corp.) had the following assets and liabilities outstanding (translated at the exchange rate on the date of the transaction):

Cash	$ 879
Receivables	$ 2,561
Due from Ignition	$ 1,567,917
Accounts payable and accruals	$ (48,440)
Note payable	$ (79,500)
Convertible debt	$ (783,514)

6.

Property and Equipment

	March 31, 2006			December 31, 2005
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net book value
Computer
equipment	$ 91,456	$ 17,751	$ 73,705	$ 87,555	$ 11,933	$ 75,622
Furniture and
fixtures	8,349	1,162	7,187	1,169	585	584
Office equipment	4,546	414	4,132	2,500	250	2,250
	$ 104,351	$ 19,327	$ 85,024	$ 91,224	$ 12,768	$ 78,456

7.

Mobile Game and Marketing Software

	March 31, 2006	December 31, 2005

Mobile Game and Marketing Software	$250,000	$250,000
Less: Accumulated depreciation	(83,400)	(62,550)
	$166,600	$187,450

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

8.

Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

a)

On June 1, 2005, the company entered into an agreement with a creditor of the Company for a consulting agreement for $5,000 per month, which was subsequently amended to $8,000 per month, to be its VP of Investor Relations. During the three month period ended March 31, 2006, the Company paid $21,000 in consulting fees to this individual.

b)

On April 1, 2005, the Company entered into an agreement with DVRC, LLC a company controlled by Mark Jensen, the Company’s President and Chief Executive Officer for services for $10,000 per month.  During the three month period ended March 31, 2006, the Company paid $30,000 in consulting fees to DVRC.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

9.

Notes Payable

Notes payable to a stockholder of the Company amounted to $80,883 (December 31, 2005 - $80,632) is non interest bearing, unsecured and repayable on demand.

In May 2005, the Company issued a note payable in the amount of $125,000 to an arm’s length party.  The note was unsecured and the principal amount of the note was due on or before September 30, 2005, together with interest and borrowing charges amounting to $6,250.  The note was guaranteed by a director of the Company.  On June 23, 2005, the Company paid the borrowing charge of $6,250, and the loan was repaid in January 2006.

In June 2005, the Company issued a note payable in the amount of $175,000 to an arm’s length party.  The note was unsecured, non-interest bearing, and the principal amount of the note was due on or before September 30, 2005.  The note was guaranteed by a director of the Company and was repaid on January 27, 2006.

In July 2005, the Company issued a note payable in the amount of $200,000 to a stockholder.  The note was non-interest bearing, unsecured and the principal amount of the note was due when the credit facility was in place (Note 10).  The note was repaid in January 2006.

In March 2006, the Company issued a note payable in the amount of $400,000 to an arm’s length party, and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011. The note is secured by 500,000 free trading shares of the Company’s common stock held by the Vice-President of Investor Relations of the Company. The principal amount of the loan is due in full on the earlier of June 26, 2006, or the date upon which the Company closes a round of equity financing with commitments in the aggregate of not less than $1,000,000. Interest is payable at the rate of 10% per annum during the term of the debt, provided, however, that the full amount of the interest shall be due and payable irrespective of whether the loan is paid on or before the maturity date. In accordance with US GAAP, the Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $198,107 as additional paid-in capital. The Company will record further interest expense over the term of the note payable of $198,107 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the note payable will be accrued to the face value of $400,000 to maturity. To March 31, 2006, accrued interest of $548 has been included in accrued liabilities, and interest expense of $10,767 has been accreted increasing the carrying value of the note payable to $212,660.

The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

10.

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

(i)

5% of the first $10 million;

(ii)

4% of the next $20 million;

(iii)

3% of the next $35 million; and

(iv)

2% of the next $55 million.

The Royalty may be purchased at the option of the Company at any time by paying 60% of the future Royalty payments that could still be earned as at the date of the payment.  For the three months ended March 31, 2006, an insignificant royalty amount was accrued in relation to this convertible note payable.

Upon closing of the acquisition of Ignition, MGN drew down $1.6 million of this facility convertible at the same terms as described above. During the three month period ended March 31, 2006, the Company drew down the balance of the credit facility of $1,165,300. The Company paid an 8% commission of $220,300 which was capitalized as debt issue costs and will be amortized over the term of the debt.  In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the beneficial conversion feature is calculated on the convertible debt based on the excess of the fair value of common stock on the commitment date over the portion of the proceeds allocated to the common stocks issuable upon conversion of the convertible debt.  As such, a total beneficial conversion feature of $1,981,486 was recorded as a discount to the convertible debt and initially credited to additional paid-in capital.  The discount is being amortized to interest expense over the term of the debt using the effective interest rate method. For the three months ended March 31, 2006, $29,503 (2005 - $Nil) of interest expense has been recorded in the Consolidated Statement of Operations.

	Face		Carrying
	Amount	Discount	Value
Issuance during the year ended December 31, 2005	$1,599,700	$816,186	$783,514
Amortization of discount	-	(28,818)	28,818
Balance, December 31, 2005	1,599,700	787,368	812,332

Issuance during the three-month period ended March 31, 2006	1,165,300	1,165,300	-
Amortization of discount	-	(29,503)	29,503
Balance, March 31, 2006	$2,765,000	$1,923,165	$841,835

11.

Common Stock

On December 6, 2005 the Company completed a roll forward on a 5.5 for 1 basis.  The effect of the stock split has been applied on a retroactive basis to all related disclosures and calculations in these consolidated financial statements.

On March 9, 2006, the Company issued 100,000 common shares to Lyons Capital, LLC at a fair value of $229,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to an investor relations agreement entered into on January 5, 2006 (Note 14(f)).

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

11.

Common Stock (continued)

On March 9, 2006, the Company issued 250,000 common shares to Ownby Mobile Consulting, LLC., at a fair value of $550,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005 (Note 14(c)).

On March 9, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC at a fair value of $110,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 14(d)).

On March 27, 2006, the Company issued 100,000 common shares to Armada Capital LLP at a fair value of $220,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to a finder’s fee agreement.

12.

Stock Options and Warrants

On January 11, 2006, the Company adopted its 2006 Stock Option Plan (the “Plan”).  The Plan provides for the granting of up to 4,000,000 stock options to eligible employees, directors, advisory board members, and consultants of the Company.

On January 11, 2006, the Company granted 600,000 stock options to employees and directors with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 3 years, a dividend rate of Nil%, a risk-free rate of 4.39% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2006 was $1.91 per share.

On January 11, 2006, the Company granted 500,000 stock options to consultants with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.39% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2006 was $1.91 per share. During the three month period ended March 31, 2006, the Company recognized stock-based compensation of $295,764 which is included with consulting expenses.

A summary of the Company’s stock option activity is as follows:

	Three months ended March 31, 2006
	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	-	$ -

Granted	1,100,000	2.00

Cancelled / Forfeited	-	-

Exercised	-	-

Balance, end of period	1,100,000	$ 2.00

As at March 31, 2006, the following options are outstanding:

Outstanding and Exercisable
Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Shares	Life (years)	Price

Outstanding	1,100,000	4.79	$ 2.00

Exercisable	-	-	-

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

12.  Stock Options and Warrants (continued)

During the three-month ended March 31, 2006, the Company issued 200,000 share purchase warrants in connection with the issuance of a note payable (Note 9).  The warrants are exercisable at $1.00 per share until March 26, 2011.

13.

Major Customer

As at March 31, 2006, the Company has only entered into one licensing agreement with Fortuna Gaming Corporation for a period of three years. All of the revenue recognized for the periods presented was earned from this customer.  The Company received $50,000 as initial set-up fee from this customer which is deferred to be amortized over the remaining term of the license. During the three month period ended March 31, 2005, the Company recognized $9,167 in revenue.

14.

Commitments

a)

Agreement with Illuminated Technologies Inc. (“Illuminated”)

In June 2005, the Company and Illuminated Technologies Inc. entered into a consulting agreement, pursuant to which, Illuminated has agreed to provide technology services and continued development of the mobile gaming technology.  The Company plans to expend at least one million dollars to continue development of the mobile gaming technology.  Illuminated has agreed to provide (i) certain network hardware and software systems (ii) the technical expertise and support of its employees, and (iii) other resources to continue development of certain software.

b)

Ownby Mobile Consulting, LLC Agreement

Effective December 22, 2005, the Company signed an agreement with Ownby Mobile Consulting LLC.  The term of the engagement is one year with an option to renew. Both parties have the option to cancel the agreement based 1,000,000 common shares.  Shares are to be issued in a block of 250,000 shares every 3 months provided the work is deemed satisfactory at the discretion of the Company. Refer to Note 11.

c)

Southgate SEO, LLC Agreement

Effective December 22, 2005, the Company signed an agreement with Southgate SEO, LLC.  The term of the engagement is one year with an option to renew. Both parties have the option to cancel the agreement based on 30 days written notice.  The Company agreed to pay a fee of $30,000 per month and the Company is required to issue 250,000 common shares.  Shares are tol be issued monthly at 50,000 shares per month provided the work is deemed satisfactory at the discretion of the Company. Refer to Notes 11 and 15.

d)

Agency of Record Agreement

Effective February 25, 2006, the Company signed a Agency of Record Agreement with Metricsmedia Inc.  The terms of the agreement are Metricsmedia Inc., is to receive an amount equal to 15% of the gross charges levied by media for advertising placed therewith by Metricsmedia Inc. pursuant to this Agreement provided that for those items where Metricsmedia is not compensated on a commission basis, the Company is required to pay Meticsmedia on an hourly basis for services provided at a rate not to exceed $100 per hour.

e)

Lyons Capital, LLC.

On January 5, 2006, the Company entered into an investor relations agreement with Lyons Capital, LLC.  The Agreement contemplates Lyons introducing the Company to investment banking firms and institutional investors   The Company shall issue a total of 200,000 common shares (of which 100,000 common shares were issued) in instalments as work is performed by Lyons.

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

14.

Commitments (continued)

f)

The Money Channel, Inc.

Effective January 3, 2006, the Company entered into an agreement with The Money Channel, Inc. (“MCH”) which owns and produces the radio program American Scene (“ASR”). Pursuant to the agreement, as a primary sponsor of ASR, the Company is to receive two daily live mentions by and two five to eight minute by phone or in studio interviews per week. The time period for ASR Radio in this agreement is to be 120 days beginning on January 3, 2006 with consideration paid of $22,500. The agreement expired on May 3, 2006.

g)

Econ Investor Relations

Effective January 8, 2006, the Company entered into a consulting agreement with ECON Investor Relations (“ECON”) whereby ECON is to provide services relating to internet marketing, public relations, corporate strategies, and customized programs for the Company. The term of this Agreement is one year with an option to renew. Both parties have the option to cancel the agreement based on 30 days written notice. The Company is required to pay ECON a fee of $4000 per month and will issue 2,500 common shares (issued subsequently – refer to Note 15).

h)

First London Finance, Ltd.

Effective January 6, 2006, the Company entered into an investor relations consulting agreement with First London Finance, Ltd. (“First London”) for a three month term beginning January 8, 2006. In consideration of services rendered the Company agreed to pay First London an expense allowance of $3,500 per month.

15.

Subsequent Events

(a)

On April 19, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 14(c)).

(b)

On April 19, 2006, the Company issued 2,500 common shares to Econ Investor Relations pursuant to a consulting agreement entered into on January 8, 2006.

(c)

On April 26, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 14(c)).

(d)

On May 9, 2006, the Company issued 250,000 common shares to Ownby Mobile Consulting, LLC, pursuant to a marketing agreement entered into on December 22, 2005 (Note 14(b)).

(e)

On May 9, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 14(c)).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this quarterly report: (i) references to “we”, “us”, “our”, “MGN” or our “company” refer to MGN Technologies, Inc., and our wholly-owned subsidiary, Ignition Technologies, Inc., unless the context suggests otherwise; (ii) “Ignition Technologies” refers to our wholly-owned subsidiary, Ignition Technologies, Inc., (iii) all dollar amounts are expressed in United States dollars; and (iv) all references to “common shares” are to the shares of common stock of our company.

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and the notes to the interim consolidated financial statements included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2005.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. You can often identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “goal”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended December 31, 2005, any of which may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, we do not undertake to update any of the forward-looking statements to conform these statements to actual results.

Overview

Our Corporate Organization

On October 25, 2005, we acquired Ignition Technologies, as a result of which our business changed to being a developer and marketer of online and mobile software games for consumers. On December 6, 2005, we subdivided all of our issued and outstanding common shares without par value on the basis of every one common share being subdivided into 5.5 common shares and we changed our name to MGN Technologies, Inc. to reflect the change in our business.

The acquisition of Ignition Technologies is deemed to be a reverse acquisition for accounting purposes. Ignition Technologies is regarded as our predecessor entity as of October 25, 2005 and we adopted the December 31 year end of Ignition Technologies. In accordance with the provisions governing the accounting for reverse acquisitions, the amounts presented in the financial statements contained in this quarterly report for the three months ended March 31, 2005 are those of Ignition Technologies.

On April 1, 2005, Ignition Technologies completed the acquisition of a mobile gaming platform, mobile poker and mobile gaming marketing system for the purchase price of $250,000 from Illuminated Technologies, Inc., a company incorporated under the laws of British Columbia, Canada.  As a result, we did not have any material operating results in the three months ended March 31, 2005. Accordingly, in the discussion of our results of operations for the quarterly period ended March 31, 2006, we have provided comparative amounts for the year ended December 31, 2005.

In contemplation of the acquisition of Ignition Technologies, we terminated certain Purchase, Sale and Assumption Agreements that we had entered into in connection with the proposed acquisition of interests in certain oil and gas leases and other assets pursuant to unwind agreements dated October 21, 2005. The unwinding transaction, which was completed contemporaneously with the acquisition of Ignition Technologies, was recorded at the carrying value of the disposed assets net of related liabilities, which approximated the fair value, due to a lack of trading activity of our common shares at the time and the carrying value of the disposed assets net of related liabilities was the more readily determinable amount.

Our Business

Through our subsidiary, Ignition Technologies, we are a developer and marketer of online and mobile software games for consumers. We have developed a gaming platform that creates simultaneous play between a web browser on a personal computer and a mobile phone device. We have developed casino style games including Texas Holdem’ poker and Black Jack. We offer three modes of play based on risk and reward – Play-for-Free, Play-for-Prizes and Play-for-Money. We offer and market our games through our own operating websites. We also license our gaming platform to strategic partners in the gaming industry, including land-based casinos, poker operators and corporations. We have developed and operate our own sophisticated, Internet marketing programs that have been designed to drive customer acquisition. We will also work with other distribution channels such as mobile carriers, retail channels and online content providers to market and distribute our games.

We derive our revenue through our licensing program with strategic partners in the gaming industry as well as by operating and distributing our games through our websites and other channels. Our goal is to create multiple revenue streams through multiple channels of distribution for our products and services. We and our licensees market to players to create monthly subscriptions and gaming fees. Our licensees can purchase marketing services from us to aid in efforts to enlist monthly subscriptions. Mobile carriers, retailers and online content providers can also market monthly subscriptions or gaming downloads for fees to create revenue streams.

On August 10, 2005, Ignition Technologies signed a License Agreement with Fortuna Gaming for the licensing of our Mobile Gaming Platform that includes our Bronze, Silver and Gold Texas Holdem products. Pursuant to the terms of our license agreement with Fortuna Gaming, Fortuna Gaming licenses the use of our Mobile Gaming Platform in consideration for a $50,000 one-time initial fee and a monthly license fee of $5,000 plus $0.50 for each player who uses the system in excess of 10,000 players. The license is automatically renewed for additional one year terms unless terminated in accordance with the terms of the license agreement.

We launched our key marketing strategies in the first quarter of 2006. Through the services of Southgate SEO, LLC, we began an extensive search engine keyword marketing program that has generated over 1,000 players on our websites as of March 31, 2006. We also launched our local Internet marketing program called PlayersClubShopping.com, a directory of high-end stores in local cities that attract affluent people with the objective of attracting more players.

We identify and evaluate our target markets based on an analysis of end-user needs, competitive analysis, compatibility of the target markets with our market entry strategies, and the existence of government or other organizations that control or otherwise play key strategic roles in our target markets.

We launched our gaming sites in the first quarter of 2006 and are in a soft-marketing phase for testing and product development to create a competitive product. We launched a national licensee program for land-based casinos in April of 2006.

Several of our products are currently operational and we have licensed our products to one licensee (Fortuna Gaming) to date. In May 2006, we entered into a letter of intent to license our mobile gaming platform to InfoByPhone, Inc. (“IBP”) d/b/a as AskMeNow, a wholly owned subsidiary of Ocean West Holding Corp. (“OWHC”) The letter of intent also contemplates an agreement between us and AskMeNow to jointly pursue mobile Internet gaming applications for possible distribution by AskMeNow.

On May 16, 2006, we entered into another letter of intent with IBP to acquire all rights and obligations of IBP to purchase Karrell Pty Limited (“Karrell”).  Karrell is the holding company for a fully licensed Australian wagering services company, Capital Play Pty Limited, which provides access to North American pari-mutuel horse racing pools for its customers.  Previously in March of 2006 AskMeNow had entered into a definitive agreement to purchase Karrell.  AskMeNow and Karrell have agreed, in principal, to assign the rights to purchase Karrell to our company.  Subject to the completion of due diligence, we are working towards executing definitive agreements in the second quarter of 2006.  The letter of intent provides that we would issue to OWHC two million (2,000,000) shares of our common stock upon the completion of the acquisition of Karrell as consideration for the assignment of the rights to purchase Karrell.  These shares would be in addition to any shares to be issued in connection with the acquisition of Karrell.  Issuance of the shares to OWHC will be conditional upon our acquisition of Karrell.

Our objective is to obtain more licensees and increase our cash flow through December 31, 2006. Our plans, however are subject to numerous contingencies and risk factors beyond our control, including, among other things, market acceptance of our products, competition from well funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash requirements in the long-term. We will require additional financing during fiscal 2006 to pursue our business plan. We plan to keep our operating costs to reasonable levels that reflect the cash that is available to us.

Our Financial Condition

To date, we have only started generating revenues from our licensing program and have not generated any revenues from our websites. We have incurred recurring losses and had a working capital deficiency of $908,801 as at March 31, 2006 (December 31, 2005 - $676,502). As at the date of this quarterly report, we had drawn down the entire amount of a $2,765,000 credit facility available to us of which, 8% ($220,300) was paid as a commission.

On March 27, 2006, we issued a note payable in the amount of $400,000 and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011.  The note is secured by a pledge of our assets and 500,000 shares of the Company’s common stock held by the Vice-President of Investor Relations of the Company.  The principal amount of the loan is due in full on the earlier of June 26, 2006, or the date upon which we close a round of equity financing with commitments in the aggregate of not less than $1,000,000.  Interest is payable at the rate of 10% per annum during the term of the debt, provided, however, that the full amount of interest shall be due and payable irrespective of whether the loan is paid on or before the date of maturity.  We will require additional capital to pursue our business plan, as described below under “Plan of Operations”.

We intend to pursue various financing alternatives to meet our immediate and long-term cash requirements, including through future equity offerings or debt financing, if available. There are no assurances that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed, or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, as a result of which we may be required to scale back or cease operations.

Plan of Operations

We estimate our operating expenses for the next twelve months to be as follows:

Operating Expenses
Sales and Marketing	$ 1,800,000
General and Administrative	126,500
Research and Development	1,800,000
Consulting Fees	850,000
Professional Fees	200,000
Rent	43,950
Capital Expenditures	472,500
Officer and Employee Compensation	590,500
Financing	73,500
Total	$ 5,956,950

These estimates do not include any potential capital requirements in the event that we identify any products or businesses the acquisition of which may add value to our company.  In the event that we do not achieve the financing necessary to enable us to pursue our plan of operations, then we will scale back our plan of operations to be within our available financial resources.

Sales and Marketing

Our company performs all of its own sales and marketing activities and we also offer sales and marketing services to corporations or other persons who license our products or otherwise request such services. We anticipate spending approximately $1,800,000 on sales and marketing activities in the next twelve months. These activities include website development, search engine optimization, affiliate programs, reciprocal linking, local internet marketing, player promotions and advertising, trade shows and industry advertising.

General and Administrative

We anticipate spending approximately $126,500 on general and administrative matters in the next twelve months. These costs will consist primarily of banking, travel and accommodation, licenses and permits, and telephone and utility bills.

Research and Development

We anticipate spending approximately $1,800,000 on product development in the next twelve months. This relates to the development of our online and mobile games, primarily our Texas Holdem products.

Consulting Fees

We anticipate spending approximately $850,000 on consulting fees in the next twelve months pursuant to consulting and other agreements relating to the management and operation of our business.

Professional Fees

We anticipate spending approximately $200,000 on professional fees in the next twelve months relating mainly to legal, accounting and regulatory compliance expenses.

Rent

We anticipate spending approximately $43,950 on rent for our executive offices in the next twelve months.

Capital Expenditures

We estimate spending approximately $472,500 for computer hardware and software equipment for servers, including game servers, financial servers, merchant servers, and marketing servers, during the next 12 months.

Officer and Employee Compensation

We estimate spending approximately $590,500 in officer and employee hiring and compensation during the next twelve months. We currently employ one executive officer, Mark Jensen, who acts as our President, Chief Executive Officer and Director. We are seeking and intend to hire other suitable individuals with specific industry knowledge in the software gaming business for the following positions within the next twelve month period: Chief Financial Officer, Controller/Compliance Director, and Sales Director.

Financing Activities

We anticipate spending approximately $73,500 in financing activities in the next twelve months as we seek the financing required to enable us to pursue our plan of operations.

Results of Operations

The following table provides information relating to our operating results for the periods indicated:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	March 3, 2003 (inception) to March 31, 2006
Revenues	$ 9,167	$ -	$ 14,723
Operating Expenses	2,521,722	10,850	5,103,541
Loss from Operations	(2,512,555)	(10,850)	(5,088,818)
Amortization of debt issuance costs	(19,405)	-	(19,405)
Interest Expense	(40,818)	-	(76,721)
Net Loss	$ (2,572,778)	$ (10,850)	$ (5,184,944)

Revenues

For the first quarter of 2006, we recognized revenues of $9,167, compared to $5,556 in the year ended December 31, 2005 and $Nil in the first quarter of 2005.  These revenues are attributable to fees earned under our license agreement with Fortuna Gaming. While we have received the initial one time fee of $50,000 pursuant to our licensing agreement with Fortuna Gaming, for accounting purposes, in accordance with US GAAP Statement of Position SOP No. 97-2, Software Revenue Recognition, a portion of this amount has been deferred and is being amortized over the term of the license.

Consulting Fees

For the first quarter of 2006, we paid consulting fees of $1,649,502, compared to $362,977 in the year ended December 31, 2005 and $Nil in the first quarter of 2005, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The increase is due to more consultants are engaged to provide services as a result of increased operations and development of business

Depreciation

For the first quarter of 2006, depreciation relating to our software, property and equipment was $27,409, compared to $75,318 in the year ended December 31, 2005 and $Nil in the first quarter of 2005.

General and Administrative

For the first quarter of 2006, our general and administrative expenses were $123,044, compared to $150,387 in the year ended December 31, 2005 and $100 in the first quarter of 2005.  These expenses related to banking, travel and accommodation, licenses and permits, and telephone and utility bills. The increase is a result of increased operations.

Professional Fees

For the first quarter of 2006, we paid professional fees of $57,038, compared to $169,573 in the year ended December 31, 2005 and $10,750 in the first quarter of 2005.  These fees are attributable mainly to legal, accounting and regulatory compliance expenses.

Rent

For the first quarter of 2006, we paid rent of $35,392, compared to $29,407 in the year ended December 31, 2005 and $Nil in the first quarter of 2005 for our executive offices.

Research and Development

For the first quarter of 2006, our research and development expenses were $629,337, compared to $1,799,103 in the year ended December 31, 2005 and $Nil in the first quarter of 2005, relating to the development of our online and mobile games, primarily our Texas Holdem products. As discussed above, we plan on spending approximately $1.8 million in the next 12 months for research and development of our products.

Loss from Operations

For the first quarter of 2006, our loss from operations was $2,512,555, compared to $2,570,219 in the year ended December 31, 2005 and $10,850 in the first quarter of 2005.

Amortization of Debt Issue Costs

For the first quarter of 2006, interest expense was $19,405, compared to $Nil in the year ended December 31, 2005 and $Nil in the first quarter of 2005, relating to certain commission and finders’ fees issued in connection with the notes payable issued in the first quarter of 2006.

Interest Expense

For the first quarter of 2006, interest expense was $40,818, compared to $35,903 in the year ended December 31, 2005 and $Nil in the first quarter of 2005, relating to certain notes payable issued by our company.

Loss for the Period

Our company incurred a net loss of $2,572,778 for the first quarter of 2006, compared to $2,606,122 in the year ended December 31, 2005 and $10,850 in the first quarter of 2005.

Liquidity and Capital Resources

As at March 31, 2006, our company had cash on hand of $104,345 (December 31, 2005 - $227,860) and a working capital deficiency of $908,801.

Plan of Operations and Financing Requirements

We plan to spend approximately $5,956,950 over the next twelve months in carrying out our plan of operations, subject to our ability to obtain additional financing.  We have only started generating revenues and have incurred recurring losses in our operations. To date, we have had negative cash flows from operations and have been dependent on financing for our cash requirements. Based on these factors and our limited cash and working capital, we will require additional capital to pursue our plan of operations, as outlined above.

We intend to fulfill our additional cash requirements through the sale of equity securities or debt financing, if available. There can be no assurance that we will achieve any sale of our equity securities to obtain the funding required.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be required to scale down or cease the operation of our business.

Credit Facility Agreement

On October 21, 2005, we entered into a Credit Facility Agreement pursuant to which our company can draw down up to $2,765,000 for a period of one year until October 21, 2006. At March 31, 2006, we had drawn down the entire amount of the credit facility, of which we paid an 8% ($220,300) commission (December 31, 2005 - $1,599,700).

Note Payable

On March 27, 2006, we issued a note payable in the amount of $400,000 and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011.  The note is secured by a pledge of our assets and 500,000 shares of the Company’s common stock held by the Vice-President of Investor Relations of the Company.  The principal amount of the loan is due in full on the earlier of June 26, 2006, or the date upon which we close a round of equity financing with commitments in the aggregate of not less than $1,000,000.  Interest is payable at the rate of 10% per annum during the term of the debt, provided, however, that the full amount of interest shall be due and payable irrespective of whether the loan is paid on or before the date of maturity.

Cash Flows from Operating Activities

Operating activities used cash of $905,057 in the first quarter of 2006. An increase in accounts payable and accrued liabilities provided cash of $417,784 partially offset by decreases in prepaid expenses, deferred revenue and increase in receivables. There were no material cash flows from operations in the first quarter of 2005.

Investing Activities

In the first quarter of fiscal 2006, investing activities used cash of $13,127 relating to the purchase of property and equipment. There were no cash flows from investing activities in the first quarter of 2005.

Cash Flows from Financing Activities

In the first quarter of fiscal 2006, financing activities provided cash of $795,751. Proceeds from the issuance of convertible debentures provided cash of $945,000, proceeds from advances on notes payable, net repayments made against notes payable of $149,249, during the current period. There were no cash flows from financing activities in the first quarter of 2005.

Outlook

Several of our products are currently operational and we have licensed our products to one licensee (Fortuna Gaming) to date. In May 2006, we entered into a letter of intent to license our mobile gaming platform to InfoByPhone, Inc. (“IBP”) d/b/a as AskMeNow, a wholly owned subsidiary of Ocean West Holding Corp.  The letter of intent also contemplates an agreement between us and AskMeNow to jointly pursue mobile Internet gaming applications for possible distribution by AskMeNow.  Our objective is to obtain more licensees and increase our cash flow through December 31, 2006.

On May 16, 2006, we entered into a second letter of intent with IBP to acquire all rights and obligations to purchase Karrell Pty Limited (“Karrell”).  Karrell is the holding company for a fully licensed Australian wagering services company, Capital Play Pty Limited, which provides access to North American pari-mutuel horse racing pools for its customers.  In March of 2006 AskMeNow had entered into a definitive agreement to purchase Karrell.  AskMeNow and Karrell have agreed, in principal, to assign the rights to purchase Karrell to our company.  Subject to the completion of due diligence, we are working towards executing definitive agreements on or before June 15, 2006.  The letter of intent provides that we would issue to OWHC two million (2,000,000) shares of our common stock upon the completion of the acquisition of Karrell as consideration for the assignment of the rights to purchase Karrell.  These shares would be in addition to any shares to be issued in connection with the acquisition of Karrell.  Issuance of the shares to OWHC will be conditional upon our acquisition of Karrell.

There are no assurances that we will be able to generate revenues, increase our cash flows or obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when we needed, or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be required to scale down or cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements as at and for the years ended December 31, 2005 and 2004, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The notes to such financial statements describe the circumstances that lead to this concern by our independent auditors. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

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

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalized direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. As at March 31, 2006 and December 31, 2005, no website development costs have been capitalized.

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 12), whereby stock options are granted in accordance with the policies of regulatory authorities.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. For the period from inception of its subsidiary to December 31, 2005, the Company had not previously granted any stock options or warrants.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company had not issued any stock options or share based payments prior to the period of adoption, and therefore, the results for prior periods have not been restated.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various claims and lawsuits incidental to its business. There are presently no material legal proceedings pending or threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933 (the “Securities Act”) during our fiscal quarter ended March 31, 2006 in our annual report on Form 10-KSB that we have filed with the Securities and Exchange Commission.  In addition to these reported issuances, we completed the issuance described below during our fiscal quarter ended March 31, 2006:

•

On March 27, 2006, we issued a note payable in the amount of $400,000 and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011.  The share purchase warrants were issued to the creditor in reliance of Section 4(2) of the Securities Act.  The certificates representing the share purchase warrants and the shares issuable upon exercise of the share purchase warrants will be endorsed with a restrictive legend confirming that they may only be transferred and, with respect to the warrants, exercised pursuant to registration under the Securities Act or an exemption from registration requirements of the Securities Act.

We did not complete any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal quarter ended March 31, 2006 other than described above and other than have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Memorandum dated December 23, 1999 (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
3.2	Notice of Articles (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
3.3	Notice of Alteration (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
3.4	Notice of Alteration (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
3.5	Articles of Incorporation (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
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

10.11	Kahnawake Gaming Commission Temporary Client Provider Authorization (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.12	Credit Facility Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.13	General Security Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.14	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Trident Oil & Gas, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.15	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Atlas Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.16	2006 Stock Option Plan (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
10.17	Consulting Agreement dated December 22, 2005, between MGN Technologies Inc. and Southgate SEO, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.18	Marketing Agreement dated December 22, 2005, between MGN Technologies Inc. and Ownby Mobile Consulting, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)

10.19	Investor Relations Agreement dated December 21, 2005, between MGN Technologies Inc. and Lyons LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.20	Consulting Agreement dated January 8, 2006, between MGN Technologies Inc. and ECON Investor Relations (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.21	Consulting Agreement dated January 5, 2006, between MGN Technologies Inc. and Atlanta Capital Partners, LLC. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.22	Agreement dated January 3, 2006, between MGN Technologies Inc. and The Money Channel, Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.23	Investor Relations Agreement dated January 6, 2006, between MGN Technologies Inc. and First London Finance Ltd.. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.24	Loan Agreement dated March 27, 2006 between MGN Technologies Inc. and Alliance Capital Ventures, LLC (1)
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July, 19, 2005)
31	Section 302 Certifications under the Sarbanes-Oxley Act of 2002 (1)
32	Section 906 Certifications under the Sarbanes-Oxley Act of 2002 (1)

(1)

Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

MGN TECHNOLOGIES INC.

By:

/s/ Mark Jensen__________________

Mark Jensen, President,

Chief Executive Officer and

Principal Accounting Officer

May 22, 2006