Form 10QSB
period 2006-06-30
MGN TECHNOLOGIES, INC.
filed 2006-08-21
CIK 1258786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,578,350 shares of our common stock were outstanding as of August 16, 2006

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MGN Technologies, Inc.

(A Development Stage Company)

June 30, 2006 (Unaudited)

Index

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6

MGN Technologies, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2006 $	December 31, 2005 $
	(Unaudited)
ASSETS
Current Assets
Cash	–	227,860
Receivables	7,647	2,676
Prepaid expenses	15,373	36,456

Total Current Assets	23,020	266,992

Deferred Issue Costs, net	212,946	–
Property and Equipment (Note 6)	78,403	78,456
Mobile Game and Marketing Software (Note 7)	145,750	187,450

Total Assets	460,119	532,898

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities
Bank Overdraft	12,491	–
Accounts payable and accruals	691,161	318,418
Deferred revenue	36,110	44,444
Notes payable, less unamortized discount of $86,629 (2005 - $nil) (Note 9)	684,254	580,632

Total Current Liabilities	1,424,016	943,494
Convertible Debt (Note 10)	872,409	812,332

Total Liabilities	2,296,425	1,755,826

Contingencies and Commitments (Notes 2 and 14)
Capital Deficit

Preferred Stock Authorized: Unlimited Class A Preferred shares, without par value Issued: nil shares	–	–

Common Stock (Note 11) Authorized: Unlimited common shares, without par value Issued: 42,328,350 shares (2005 – 41,275,850 shares)	2,825,853	760,353

Additional Paid-In Capital	2,646,653	632,700

Accumulated Other Comprehensive Loss	(27,960)	(3,815)

Deficit Accumulated During the Development Stage	(7,280,852)	(2,612,166)

Total Capital Deficit	(1,836,306)	(1,222,928)

Total Liabilities and Capital Deficit	460,119	532,898

The accompanying notes are an integral part of these consolidated financial statements

MGN Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from March 3, 2003 (Date of Inception) to June 30,	For the Three Month Period Ended June 30,	For the Three Month Period Ended June 30,	For the Six Month Period Ended June 30,	For the Six Month Period Ended June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	14,723	–	–	9,167	–

Operating Expenses

Consulting fees	2,870,810	857,544	65,500	2,507,046	65,500
Depreciation	130,198	27,471	20,850	54,880	20,850
General and administrative	384,632	110,944	20,541	233,988	20,641
Professional fees	386,193	154,582	7,579	211,620	18,329
Regulatory & transfer agent fees	9,010	–	–	–	–
Rent	107,689	42,890	–	78,282	–
Research & development	2,554,018	145,578	656,985	774,915	656,985

Total Operating Expenses	6,442,550	1,339,009	771,455	3,860,731	782,305

Loss from Operations	(6,427,827)	(1,339,009)	(771,455)	(3,851,564)	(782,305)

Other Expense

Amortization of debt issue costs	(296,854)	(277,449)	–	(296,854)	–
Financing costs	(207,268)	(207,268)	–	(207,268)	–
Interest	(348,903)	(272,182)	(6,250)	(313,000)	(6,250)

Net Loss	(7,280,852)	(2,095,908)	(777,705)	(4,668,686)	(788,555)

Other Comprehensive Loss
Foreign currency translation adjustment	(27,960)	(23,063)	–	(24,145)	–

Comprehensive Loss	(7,308,812)	(2,118,971)	(777,705)	(4,692,831)	(788,555)

Loss Per Share – Basic and Diluted		(0.05)	(0.04)	(0.11)	(0.07)

Weighted Average Shares Outstanding		41,776,000	18,313,000	41,576,000	11,805,000

The accompanying notes are an integral part of these consolidated financial statements

MGN Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from March 3, 2003 (Date of Inception) to June 30,	For the Six Month Period Ended June 30,	For the Six Month Period Ended June 30,
	2006	2006	2005
	$	$	$

Operating Activities
Net loss for the period	(7,280,852)	(4,668,686)	(788,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	97,936	69,118	–
Accretion of discount on notes payable	203,485	203,485	–
Accrued interest	40,000	40,000	–
Amortization of debt issue costs	296,854	296,854	–
Depreciation	130,198	54,880	20,850
Stock-based compensation	1,033,971	401,271	632,700
Stock issued for services	1,845,500	1,845,500	–
Financing costs	157,268	157,268	–
Changes in operating assets and liabilities
Receivables	(5,065)	(4,971)	–
Accounts payable and accrued liabilities	575,345	323,702	24,176
Deferred revenue	36,110	(8,334)	10,000
Prepaid expenses	(15,373)	21,083	(2,891)
Net Cash Used in Operating Activities	(2,884,623)	(1,268,830)	(103,720)

Investing Activities
Cash acquired from recapitalization	879	–	–
Mobile game and marketing software	(250,000)	–	(250,000)
Purchase of property and equipment	(104,351)	(13,127)	–
Net Cash Used in Investing Activities	(353,472)	(13,127)	(250,000)

Financing Activities
Bank overdraft	12,491	12,491	–
Proceeds from issuance of convertible debt, net of commission	2,544,700	945,000	–
Advances on notes payable, net of cash issuance costs	1,120,751	620,751	350,000
Repayment of notes payable	(500,000)	(500,000)	–
Proceeds from issuance of common stock	100,450	–	100,350
Net Cash Provided by Financing Activities	3,278,392	1,078,242	450,350

Net Increase (Decrease) in Cash	40,297	(203,715)	96,630
Effect of Foreign Exchange on Cash	(40,297)	(24,145)	–
Cash – Beginning of Period	–	227,860	–

Cash – End of Period	–	–	96,630

Non-cash Investing and Financing Activities
Stock issued for recapitalization	659,903	–	–
Stock issued for services	1,845,500	1,845,500	–
Stock issued for finders’ fees	220,000	220,000	–
Increase in value of detachable warrants	157,268	157,268	–

Supplemental Disclosures:
Interest paid	6,250	–	6,250
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1.

Basis of Presentation

The Unaudited interim consolidated financial statements have been prepared by MGN Technologies, Inc. (the “Company” or “MGN”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2005, except as described in Note 3.

2.

Nature of Business and Ability to Continue Operations

MGN was incorporated under the laws of the Province of British Columbia, Canada on December 23, 1999 as Tryx Ventures Corp.  On October 25, 2005 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated July 29, 2005 with Ignition Technologies Inc. (“Ignition”), a company incorporated under the laws of the state of Nevada on March 3, 2003.  Ignition conducts business as Mobile Gaming Now, Inc.  Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Ignition in exchange for 24,750,000 common shares of the Company.  As of the closing date, the former shareholders of Ignition held approximately 60% of the issued and outstanding common shares of the Company.  The acquisition of Ignition was recorded as a reverse acquisition for accounting purposes.  Ignition, the acquired entity, is regarded as the predecessor entity as of October 25, 2005 and the Company adopted the year end of Ignition, being December 31.  In accordance with the provisions governing the accounting for reverse acquisitions, the figures presented as at June 30, 2005 are those of Ignition.

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

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To June 30, 2006, the Company has recognized cumulatively $14,723 in licensing revenues, has negative working capital and has consolidated accumulated deficit of $7,280,852 as at June 30, 2006. The continuation of the Company is dependent upon the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company is in the development stage and has a limited operating history.  The successful implementation of its business strategy depends on numerous factors including economic competitive, technological factors and uncertainties, the ability to hire and retain qualified personnel, and the ability to obtain financing on acceptable terms to continue the development of its plans.  Adverse economic or competitive conditions, the failure to hire and retain qualified personnel or obtain financing on acceptable terms when required could affect the Company’s future operations. The Company has only recently commenced earning revenue, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability.  The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated.  On October 25, 2005, the Company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property S.A., an Austrian company, whereby Androgas Property has provided the Company a $2,765,000 credit facility has been fully drawn down as at June 30, 2006.

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.

Nature of Business and Ability to Continue Operations (continued)

Management anticipates that it requires approximately $3.9 million over the next twelve months ended June 30, 2007 to continue operations. To the extent that cash needs are not achieved from operating cash flow, the Company plans to raise necessary cash through equity issuances and/or debt financing.  The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations.  Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes.  There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

3.

Adoption of New Accounting Policy

Stock – Based Compensation

The Company has a stock option plan (Note 12), whereby stock options are granted in accordance with the policies of regulatory authorities.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of its 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on the financial statements.

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

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at June 30, 2005 are those of Ignition.

At the time of the transaction, MGN Technologies, Inc. (formerly Tryx Ventures Corp.) had the following assets and liabilities outstanding (translated at the exchange rate on the date of the transaction):

Cash	$ 879
Receivables	$ 2,561
Due from Ignition	$ 1,567,917
Accounts payable and accruals	$ (48,440)
Note payable	$ (79,500)
Convertible debt	$ (783,514)

6.

Property and Equipment

	June 30, 2006			December 31, 2005
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net book value
Computer
equipment	$ 91,456	$ 23,280	$ 68,176	$ 87,555	$ 11,933	$ 75,622
Furniture and
fixtures	8,349	2,048	6,301	1,169	585	584
Office equipment	4,546	620	3,926	2,500	250	2,250
	$ 104,351	$ 25,948	$ 78,403	$ 91,224	$ 12,768	$ 78,456

7.

Mobile Game and Marketing Software

	June 30, 2006	December 31, 2005

Mobile Game and Marketing Software	$250,000	$250,000
Less: Accumulated depreciation	(104,250)	(62,550)
	$145,750	$187,450

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

8.

Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

a)

On June 1, 2005, the Company entered into an agreement with a creditor of the Company for a consulting agreement for $8,000 per month, which was subsequently amended to $5,000 per month, to be its Vice President of Investor Relations. During the six month period ended June 30, 2006, the Company paid $36,000 (2005 - $5,000) in consulting fees to this individual.

b)

On April 1, 2005, the Company entered into an agreement with DVRC, LLC a company controlled by Mark Jensen, the Company’s President and Chief Executive Officer for services for $10,000 per month.  During the six month period ended June 30, 2006, the Company paid $60,000 (2005 - $28,000) in consulting fees to DVRC.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

9.

Notes Payable

Notes payable to a stockholder of the Company amounting to $80,883 (December 31, 2005 - $80,632) are non interest bearing, unsecured and repayable on demand.

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

In June 2005, the Company issued a note payable in the amount of $175,000 to an arm’s length party.  The note was unsecured, non-interest bearing, and the principal amount of the note was due on or before September 30, 2005.  The note was guaranteed by a director of the Company and was repaid in January 2006.

In July 2005, the Company issued a note payable in the amount of $200,000 to a stockholder.  The note was non-interest bearing, unsecured and the principal amount of the note was due when the credit facility was in place (Note 10).  The note was repaid in January 2006.

In March 2006, the Company issued a note payable in the amount of $400,000 to an arm’s length party, and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011. The note is secured by 500,000 free trading shares of the Company’s common stock held by the Vice-President of Investor Relations of the Company. The principal amount of the loan is due in full on the earlier of June 26, 2006, or the date upon which the Company closes a round of equity financing with commitments in the aggregate of not less than $1,000,000. Interest is payable at the rate of 10% per annum during the term of the debt, provided, however, that the full amount of the interest shall be due and payable irrespective of whether the loan is paid on or before the maturity date. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $198,107 as additional paid-in capital. On June 30, 2006, the Company entered into an amendment to the above loan agreement by extending the repayment terms from June 26, 2006 to July 31, 2006. To extend the repayment terms, the Company must pay on or before July 7, 2006, $90,000 comprised of (i) an extension fee of $44,406, (ii) interest of $40,000, and (iii) administration fees of $5,594. These amounts have been included in accrued liabilities. In addition, the warrants are increased from 200,000 to 400,000 warrants, the exercise price of these 400,000 warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period is extended to June 30, 2011.  As a result of these amendments to the detachable warrants, financing costs of $157,268 (based on the increased in value of the amended warrants compared to the original warrants immediately before the amendments) were included in the total financing costs of $207,268 charged to the Statement of Operations. To June 30, 2006, interest expense of $198,107 has been accreted increasing the carrying value of the note payable to $400,000.  Subsequently, the Company defaulted on the note and the shares are being held by the lender as the Company continues to operate under the extended terms of the amendment until repayment of the principal.

The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt.

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

9.

Notes Payable (continued)

In April 2006, the Company issued a note payable in the amount of $200,000 to an arm’s length party, and share purchase warrants to acquire 100,000 shares of common stock exercisable at $1.00 per share until April 27, 2009. The principal amount of the loan is due in full on the earlier of August 25, 2006, or the date upon which the Company closes a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the debt. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $92,007 as additional paid-in capital. The Company will record further interest expense over the term of the note payable of $92,007 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the note payable will be accreted to the face value of $200,000 to maturity. To June 30, 2006, accrued interest of $3,507 has been included in accrued liabilities, and interest expense of $5,378 has been accreted increasing the carrying value of the note payable to $113,371.

The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Notes payable to Androgas Property S.A., an Austrian company (Note 10), amounted to $90,000 (December 31, 2005 - $Nil) is non interest bearing, and unsecured with no terms of repayment.

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

(i)

5% of the first $10 million;

(ii)

4% of the next $20 million;

(iii)

3% of the next $35 million; and

(iv)

2% of the next $55 million.

The Royalty may be purchased at the option of the Company at any time by paying 60% of the future Royalty payments that could still be earned as at the date of the payment.  For the six months ended June 30, 2006, an insignificant royalty amount was accrued in relation to this convertible note payable.

Upon closing of the acquisition of Ignition, MGN drew down $1.6 million of this facility convertible at the same terms as described above. During the six month period ended June 30, 2006, the Company drew down the balance of the credit facility of $1,165,300. The Company paid an 8% commission of $220,300 which was capitalized as debt issue costs and will be amortized over the term of the debt.  In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the beneficial conversion feature is calculated on the convertible debt based on the excess of the fair value of common stock on the commitment date over the portion of the proceeds allocated to the common stock issuable upon conversion of the convertible debt.  As such, a total beneficial conversion feature of $1,981,486 was recorded as a discount to the convertible debt and initially credited to additional paid-in capital.  The discount is being amortized to interest expense over the term of the debt using the effective interest rate method. For the six months ended June 30, 2006, $60,077 (2005 - $Nil) of interest expense has been recorded in the Consolidated Statement of Operations.

MGN Technologies, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

10.

Convertible Debt (continued)

	Face		Carrying
	Amount	Discount	Value
Issuance during the year ended December 31, 2005	$1,599,700	$816,186	$783,514
Amortization of discount	-	(28,818)	28,818
Balance, December 31, 2005	1,599,700	787,368	812,332

Issuance during the six-month period ended June 30, 2006	1,165,300	1,165,300	-
Amortization of discount	-	(60,077)	60,077
Balance, June 30, 2006	$2,765,000	$1,892,591	$872,409

11.

Common Stock

On December 6, 2005 the Company completed a roll forward on a 5.5 for 1 basis.  The effect of the stock split has been applied on a retroactive basis to all related disclosures and calculations in these consolidated financial statements.

On March 9, 2006, the Company issued 100,000 common shares to Lyons Capital, LLC at a fair value of $229,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to an investor relations agreement entered into on January 5, 2006 (Note 14(e)).

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

On March 27, 2006, the Company issued 100,000 common shares to Alliance Capital LLP at a fair value of $220,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to a finder’s fee agreement (Note 9).

In April 2006, the Company issued 100,000 common shares to Southgate SEO, LLC at a fair value of $167,500, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 14(c)). The Company also issued 2,500 common shares with a stated fair value of $5,000 to Econ Investor Relations, pursuant to a consulting agreement entered into on January 8, 2006 (Note 14(g)).

On May 9, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC at a fair value of $80,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 14(c)). The Company also issued 250,000 common shares to Ownby Mobile Consulting, LLC., at a fair value of $400,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005 (Note 14(b)).

On June 6, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC at a fair value of $75,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 14(c)). The Company also issued 100,000 common shares to Lyons Capital, LLC at a fair value of $229,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to an investor relations agreement entered into on January 5, 2006 (Note 14(e)).

Subsequent to June 30, 2006, 250,000 common shares were issued to Ownby Mobile Consulting, LLC pursuant to the marketing agreement dated December 22, 2005 (Note 14(b)).

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

On January 11, 2006, the Company granted 600,000 stock options to employees and directors with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.39% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the six month period ended June 30, 2006 was $1.91 per share. During the six months period ended June 30, 2006, 125,000 stock options were cancelled by the Company.

On January 11, 2006, the Company granted 500,000 stock options to consultants with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the balance sheet date using the Black-Scholes option-pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.80% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the six month period ended June 30, 2006 was $1.35 per share. Unvested options to consultants were remeasured on each balance sheet date until vest. During the six months period ended June 30, 2006, the Company recognized stock-based compensation of $401,271 which is included with consulting expenses.

As at June 30, 2006, $943,479 of compensation costs related to the unvested options remained to be amortized over the remaining vesting periods.

A summary of the Company’s stock option activity is as follows:

	Six months ended June 30, 2006
	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	-	$ -
Granted	1,100,000	2.00
Cancelled / Forfeited	(125,000)	2.00
Exercised	-	-

Balance, end of period	975,000	$ 2.00

As at June 30, 2006, the following options are outstanding:

Outstanding and Exercisable
Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Shares	Life (years)	Price

Outstanding	975,000	4.54	$ 2.00

Exercisable	-	-	-

13.

Major Customer

As at June 30, 2006, the Company has only entered into one licensing agreement with Fortuna Gaming Corporation for a period of three years. All of the revenue recognized for the periods presented was earned from this customer.  The Company received $50,000 as initial set-up fee from this customer which is deferred and is being amortized over the term of the license. During the six month period ended June 30, 2006, the Company recognized $9,167 (2005 - $Nil) in revenue.

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

c)

Southgate SEO, LLC Agreement

Effective December 22, 2005, the Company signed an agreement with Southgate SEO, LLC.  The term of the engagement is one year with an option to renew. Both parties have the option to cancel the agreement based on 30 days written notice.  The Company agreed to pay a fee of $30,000 per month and the Company is required to issue 250,000 common shares.  Shares are to be issued monthly at 50,000 shares per month provided the work is deemed satisfactory at the discretion of the Company. Refer to Note 11.

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

e)

Lyons Capital, LLC.

On January 5, 2006, the Company entered into an investor relations agreement with Lyons Capital, LLC.  The Agreement contemplates Lyons introducing the Company to investment banking firms and institutional investors   The Company issued a total of 200,000 common shares in instalments as work has been performed by Lyons.

f)

Econ Investor Relations

Effective January 8, 2006, the Company entered into a consulting agreement with ECON Investor Relations (“ECON”) whereby ECON is to provide services relating to internet marketing, public relations, corporate strategies, and customized programs for the Company. The term of this Agreement is one year with an option to renew. Both parties have the option to cancel the agreement based on 30 days written notice. The Company is required to pay ECON a fee of $4,000 per month and has issued 2,500 common shares. Refer to Note 11.

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

The acquisition of Ignition Technologies is deemed to be a reverse acquisition for accounting purposes. Ignition Technologies is regarded as our predecessor entity as of October 25, 2005 and we adopted the December 31 year end of Ignition Technologies. In accordance with the provisions governing the accounting for reverse acquisitions, the amounts presented in the financial statements contained in this quarterly report for the six months ended June 30, 2005 are those of Ignition Technologies.

On April 1, 2005, Ignition Technologies completed the acquisition of a mobile gaming platform, mobile poker and mobile gaming marketing system for the purchase price of $250,000 from Illuminated Technologies, Inc., a company incorporated under the laws of British Columbia, Canada.  As a result, we had only three months of material operating results for the six months ended June 30, 2005.  Accordingly, in the discussion of our results of operations for the six month period ended June 30, 2006, we have also provided comparative amounts for the year ended December 31, 2005.

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

Our mobile platform is a flexible software system designed to create consumer service offerings and make them available through a browser on the Internet through a personal computer or a mobile device.  We originally chose gaming, and in particular poker, as the first content to launch.  However, marketing of our gaming products we believe will require more funding to generate the results we expected.  As a result, we plan to expand the use of our mobile platform and move beyond gaming and offer other services to businesses who have a need for our mobile platform.

We launched our sweepstakes site in March of 2006 and are operating sweepstakes marketing programs through our website at www.mobilegamingnow.com.  The sweepstakes market ties in with our overall base of consumer products.  We intend to focus more on sweepstakes marketing in the future and expanding our business-to-business (B2B) marketing services.

We plan to license our gaming platform to strategic partners in the gaming industry, including land-based casinos, poker operators and corporations. We have developed and operate our own sophisticated, Internet marketing programs that have been designed to drive customer acquisition.  Our website at www.mgnpoker.net is designed to be our in-house distribution platform for our games.  The website was launched in January of 2006.

We intend to derive revenue through our licensing program with strategic partners in the gaming industry.  However, we also plan to expand our target markets to include consumer-based companies beyond gaming. Our goal is to create multiple revenue streams through multiple channels of distribution for our products and services. We and our licensees will expand service offerings to include membership fees and lead generation programs. Our licensees can purchase marketing services from us to aid in efforts to enlist monthly subscriptions.

On August 10, 2005, Ignition Technologies signed a License Agreement with Fortuna Gaming for the licensing of our Mobile Gaming Platform that includes our Bronze, Silver and Gold Texas Holdem products. However, Fortuna has failed to pay the monthly license fee as required under the License Agreement and we are currently in discussions with Fortuna regarding our licensing arrangement with it.

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

Several of our products are currently operational and we have licensed our products to one licensee (Fortuna Gaming) to date. In May 2006, we entered into a letter of intent to license our mobile gaming platform to InfoByPhone, Inc. (“IBP”) which conducts business under the name “AskMeNow”, a wholly owned subsidiary of Ocean West Holding Corp. (“OWHC”).  The letter of intent also contemplates an agreement between us and AskMeNow to jointly pursue mobile Internet gaming applications for possible distribution by AskMeNow.

In May 2006, we entered into a second letter of intent with IBP to acquire all rights and obligations of IBP relating to the acquisition of Karrell Pty Limited (“Karrell”).  Karrell is the holding company for a fully licensed Australian wagering services company, Capital Play Pty Limited, which provides access to North American pari-mutuel horse racing pools for its customers.  In March of 2006, AskMeNow had entered into a definitive agreement to purchase Karrell.  AskMeNow and Karrell have agreed, in principle, to allow AskMeNow to assign its rights to purchase Karrell to our company.  We are working towards executing a definitive agreement in 2006 in connection with the acquisition of Karrell.  The letter of intent provides that we would issue to OWHC two million (2,000,000) shares of our common stock upon the completion of the acquisition of Karrell as consideration for the assignment of the rights to acquire Karrell.  Issuance of the shares to OWHC is conditional upon our acquisition of Karrell.  These shares would be in addition to any shares issued in connection with the completion of the acquisition of Karrell.    We are working towards completing the due diligence phase under both letters of intent with IBP.

Our objective is to obtain more licensees and increase our cash flow through December 31, 2006. Our plans however are subject to numerous contingencies and risk factors beyond our control, including, among other things, market acceptance of our products, competition from well funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash requirements in the long-term. We will require additional financing during fiscal 2006 to pursue our business plan. We plan to keep our operating costs to reasonable levels that reflect the cash that is available to us.

Our Financial Condition

To date, we have only started generating revenues from our licensing program and have not generated any revenues from our websites. We have incurred recurring losses and had a working capital deficiency of $1,400,996 as at June 30, 2006 (December 31, 2005 - $676,502). As at the date of this quarterly report, we had drawn down the entire amount of a $2,765,000 credit facility available to us, of which 8% ($220,300) was paid as a commission.

We have issued promissory notes and share purchase warrants to raise capital to pursue our business plan. We are currently in default under one of the notes we issued and are currently in discussions with the lender regarding its repayment.  For more information, see “Liquidity and Capital Resources” below.

We will require additional capital to pursue our business plan.  We intend to pursue various financing alternatives to meet our immediate and long-term cash requirements, including through future equity offerings or debt financing, if available. There are no assurances that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed, or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, as a result of which we may be required to scale back or cease operations.

Plan of Operations

We estimate our operating expenses for the next twelve months to be as follows:

Operating Expenses
Sales and Marketing	$ 500,000
General and Administrative	126,500
Research and Development	500,000
Consulting Fees	850,000
Professional Fees	200,000
Rent	43,950
Capital Expenditures	100,000
Officer and Employee Compensation	590,500
Financing	590,500
Total	$ 3,501,450

These estimates do not include any potential capital requirements in the event that we identify any products or businesses the acquisition of which may add value to our company nor do they include the $400,000 required for note payable repayment.  In the event that we do not achieve the financing necessary to enable us to pursue our plan of operations, then we will scale back our plan of operations to be within our available financial resources.

Sales and Marketing

Our company performs all of its own sales and marketing activities and we also offer sales and marketing services to corporations or other persons who license our products or otherwise request such services. We anticipate spending approximately $500,000 on sales and marketing activities in the next twelve months. These activities include website development, search engine optimization, affiliate programs, reciprocal linking, and local internet marketing .

General and Administrative

We anticipate spending approximately $126,500 on general and administrative matters in the next twelve months. These costs will consist primarily of banking, travel and accommodation, licenses and permits, and telephone and utility bills.

Research and Development

We anticipate spending approximately $500,000 on product development in the next twelve months. This relates to the development of our mobile platform.

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

Capital Expenditures

We estimate spending approximately $100,000 for computer hardware and software equipment for servers, including game servers, financial servers, merchant servers, and marketing servers, during the next 12 months.

Officer and Employee Compensation

We estimate spending approximately $590,500 in officer and employee hiring and compensation during the next twelve months. We currently employ one executive officer, Mark Jensen, who acts as our President, Chief Executive Officer and a Director. We are seeking and intend to hire other suitable individuals with specific industry knowledge in the software gaming business for the following positions within the next twelve month period: Chief Financial Officer, Controller/Compliance Director, and Sales Director.

Financing Activities

We anticipate spending approximately $590,500 in financing activities in the next twelve months as we seek the financing required to enable us to pursue our plan of operations.

Results of Operations

The following table provides information relating to our unaudited operating results for the periods indicated:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues	$ 9,167	$ -
Operating Expenses	3,860,731	782,305
Loss from Operations	(3,851,564)	(782,305)
Amortization of debt issuance costs	(296,854)	-
Financing costs	(207,268)	-
Interest Expense	(313,000)	(6,250)
Net Loss	$ (4,668,686)	$ (788,555)

Revenues

For the six months ended June 30, 2006, we recognized revenues of $9,167, compared to $5,556 in the year ended December 31, 2005 and $Nil in the six month period ended June 30, 2005.  These revenues are attributable to fees earned under our license agreement with Fortuna Gaming. While we have received the initial one time fee of $50,000 pursuant to our licensing agreement with Fortuna Gaming, for accounting purposes, in accordance with US GAAP Statement of Position SOP No. 97-2, Software Revenue Recognition, a portion of this amount has been deferred and is being amortized over the term of the license.

Consulting Fees

For the six months ended June 30, 2006, we paid consulting fees of $2,507,046, compared to $362,977 in the year ended December 31, 2005 and $65,500 in same comparative period of 2005, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The increase is due to more consultants that have been engaged to provide services as a result of increased operations and development of business.

Depreciation

For the six months ended June 30, 2006, depreciation relating to our software, property and equipment was $54,880, compared to $75,318 in the year ended December 31, 2005 and $20,850 in the first six month period of 2005.

General and Administrative

For the six months ended June 30, 2006, our general and administrative expenses were $233,988, compared to $150,387 in the year ended December 31, 2005 and $20,641 in the same comparative period of 2005.  These expenses related to banking, travel and accommodation, licenses and permits, and telephone and utility bills. The increase in these expenses is a result of increased operations.

Professional Fees

For the six months ended June 30, 2006, we paid professional fees of $211,620, compared to $169,573 in the year ended December 31, 2005 and $18,329 in the same comparative period of 2005.  These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses.

Rent

For the six months ended June 30, 2006, we paid rent of $78,282, compared to $29,407 in the year ended December 31, 2005 and $Nil in the first six month period of 2005 for our executive offices.

Research and Development

For the six months ended June 30, 2006, our research and development expenses were $774,915, compared to $1,799,103 in the year ended December 31, 2005 and $656,985 in the first six months of 2005, relating to the development of our online and mobile games, primarily our Texas Holdem products. As discussed above, we plan on spending approximately $500,000 in the next 12 months for research and development of our products.

Loss from Operations

For the six months ended June 30, 2006, our loss from operations was $3,851,564, compared to $2,570,219 in the year ended December 31, 2005 and $782,305 in the same comparative period of 2005.

Amortization of Debt Issue Costs

For the six months ended June 30, 2006, amortized debt issue costs were $296,854, compared to $Nil in the year ended December 31, 2005 and the first six months of 2005, relating to certain commissions and finders’ fees paid in connection with the notes payable issued in the first and second quarters of 2006.

Financing Costs

For the six months ended June 30, 2006, financing costs were $207,268, compared to $Nil in the year ended December 31, 2005 and the first six months of 2005, relating to the extension and administrations fees as well as the increase in fair value of the warrants amended and issued for the extension of one of the notes payable.

Interest Expense

For the six months ended June 30, 2006, interest expense was $313,000, compared to $35,903 in the year ended December 31, 2005 and $6,250 in the first six months of 2005, relating to certain notes payable issued by our company.

Loss for the Period

Our company incurred a net loss of $4,668,686 for the first six months of 2006, compared to $2,606,122 in the year ended December 31, 2005 and $788,555 in the first six months of 2005.

Liquidity and Capital Resources

As at June 30, 2006, our company had cash on hand of $Nil (December 31, 2005 - $227,860) and a working capital deficiency of $1,400,996.  We will require additional financing to pursue our plan of operations.

Plan of Operations and Financing Requirements

We plan to spend approximately $3,901,450 over the next twelve months in carrying out our plan of operations, subject to our ability to obtain additional financing and in repaying one of the note payables.  We have only started generating revenues and have incurred recurring losses in our operations. To date, we have had negative cash flows from operations and have been dependent on financing for our cash requirements. Based on these factors and our limited cash and working capital, we will require additional capital to pursue our plan of operations, as outlined above.

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

Credit Facility Agreement

On October 21, 2005, we entered into a Credit Facility Agreement pursuant to which our company could draw down up to $2,765,000 for a period of one year until October 21, 2006, including an 8% ($220,300) commission to secure the facility.  At June 30, 2006, we had drawn down the entire amount of the credit facility (December 31, 2005 - $1,599,700).

Notes Payable

On March 27, 2006, we entered into a loan agreement with Alliance Capital Ventures, LLC pursuant to which we issued a note payable in the principal amount of $400,000 and share purchase warrants to acquire 200,000 shares of our common stock exercisable at a price of $1.00 per share until March 26, 2011.  The note is secured by substantially all of our assets and our Vice-President of Investor Relations has pledged 500,000 shares of our common stock as further security for the loan.  The interest on the loan is 10% of the principal amount of the loan and the full amount of such interest is due and payable irrespective of whether the loan is paid on or before the date of maturity.  The principal amount of the loan was originally due in full on June 26, 2006.  On June 30, 2006, we entered into an amendment to the loan agreement pursuant to which the maturity date was extended from June 26, 2006 to July 31, 2006.  In addition, the number of warrants issued was increased from 200,000 to 400,000, the exercise price of the warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period of the warrants was extended to June 30, 2011.  We have defaulted on this note, however, the lender has not as yet taken any action upon the default.  We are currently in discussions with the lender regarding the repayment of amounts due under the note.  We expect to raise additional funds through an issuance of our shares in the third quarter of 2006 a portion of which could be used to repay the principal amount of the loan, however, there can be no assurance that we will b able to complete such a financing.

On April 27, 2006, we entered into a loan agreement with Abettor Agencies, Ltd. pursuant to which we issued a note payable in the principal amount of $200,000 and share purchase warrants to acquire 100,000 shares of our common stock exercisable at a price of $1.00 per share until April 27, 2009.  The principal amount of the loan is due in full on the earlier of August 25, 2006, or at the date upon which we close a round of equity financing with commitments in the aggregate of not less than $1,500,000.  Interest is payable at the rate of 10% per annum during the term of the loan.

Cash Flows from Operating Activities

Operating activities used cash of $1,268,830 in the six months ended June 30, 2006 ($103,720 – June 30, 2005). An increase in accounts payable and accrued liabilities provided cash of $323,702 ($24,176 – June 30, 2005) and an increase in prepaid expenses provided cash of $21,083, partially offset by decreases in deferred revenue and an increase in receivables.

Investing Activities

In the first six months of fiscal 2006, investing activities used cash of $13,127 ($250,000 for the six months ended June 30, 2005) relating to the purchase of property and equipment.

Cash Flows from Financing Activities

In the first six months of fiscal 2006, financing activities provided cash of $1,078,242 ($450,350 – June 30, 2005). Proceeds from the issuance of convertible debentures provided cash of $945,000 ($Nil – June 30, 2005) and proceeds from advances on notes payable provided cash of $620,751 ($350,000 – June 30, 2005) during the current period.  $500,000 of notes payable were repaid during the six month period ended June 30, 2006.

Outlook

Several of our products are currently operational and we have entered into a letter of intent to license our mobile gaming platform to IBP which contemplates an agreement between us and AskMeNow to jointly pursue mobile Internet gaming applications for possible distribution by AskMeNow.  We have also entered into a second letter of intent with IBP to acquire all rights and obligations of IBP relating to the acquisition of Karrell which provides access to North American pari-mutuel horse racing pools for its customers.  We also plan to expand the use of our mobile platform beyond gaming.  Our objective is to obtain more licensees and increase our cash flow through December 31, 2006.

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

Revenue Recognition

The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”), as amended for accounting and recognizing revenue. In accordance with SAB No. 104 and SOP 97-2, the Company recognizes revenue. In accordance with SAB No. 104 and SOP 97-2, the Company recognizes the monthly licensing fees when the amount is due which is when all the criteria under SOP 97-2 have been met provided that no significant production, modification or customization of the software is required. Also in accordance with SOP 97-2, the Company defers and recognizes initial non-refundable set-up fees on a straight-line basis over the term of the underlining licensing agreement. If collectibility will not be considered probable, revenue will be recognized when the fee is collected. In an arrangement with multiple deliverables, the Company will allocate fees to various elements based on vendor-specific objective evidence of fair value as defined in SOP 97-2. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalized direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. As at June 30, 2006 and December 31, 2005, no website development costs have been capitalized.

Stock – Based Compensation

The Company has a stock-based compensation plan, whereby stock options are granted in accordance with the policies of regulatory authorities.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of its 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on the financial statements.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time, the Company may become involved in various claims and lawsuits incidental to its business. There are presently no material legal proceedings pending or, to our knowledge, threatened against the Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) in our Form 10-QSB for our fiscal quarter ended March 31, 2006 and in our annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.  In addition to these reported issuances, we completed the issuances described below during the six month period ended June 30, 2006:

•

On March 27, 2006, we issued a note payable in the amount of $400,000 and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011.  On June 30, 2006, we entered into an amendment to the aforementioned agreement by extending the repayment terms from June 26, 2006 to July 31, 2006.  In additional, the warrants are increased from 200,000 to 400,000, the exercise price is reduced from $1.00 per share to $0.50 per share, and the exercise period is extended to June 30, 2011. The share purchase warrants were issued in reliance of Section 4(2) of the Securities Act.  The certificates representing the share purchase warrants and the shares issuable upon exercise of the share purchase warrants will be endorsed with a restrictive legend confirming that they may only be transferred and, with respect to the warrants, exercised pursuant to registration under the Securities Act or an exemption from registration requirements of the Securities Act.

•

On April 27, 2006, we issued a note payable in the amount of $200,000 and share purchase warrants to acquire 100,000 shares of common stock exercisable at $1.00 per share until April 27, 2009.  The share purchase warrants were issued in reliance of Section 4(2) of the Securities Act.  The certificates representing the share purchase warrants and the shares issuable upon exercise of the share purchase warrants will be endorsed with a restrictive legend confirming that they may only be transferred and, with respect to the warrants, exercised pursuant to registration under the Securities Act or an exemption from registration requirements of the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

We are currently in default under a loan in the principal amount of $400,000 from Alliance Capital Ventures, LLC for failing to repay amounts due upon maturity of the loan on July 31, 2006.  The loan is secured by substantially all of our assets and our Vice-President of Investor Relations has pledged 500,000 shares of our common stock as further security for the loan.  The interest on the loan is 10% of the principal amount of the loan and the full amount of such interest is due and payable irrespective of whether the loan had been paid on or before the date of maturity.  The lender has not as yet taken any action upon the default and we are currently in discussions with the lender regarding the repayment of amounts due under the loan.  For more information, see “Liquidity and Capital Resources”.

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

10.11	Kahnawake Gaming Commission Temporary Client Provider Authorization (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.12	Credit Facility Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.13	General Security Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.14	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Trident Oil & Gas, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.15	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Atlas Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.16	2006 Stock Option Plan (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
10.17	Consulting Agreement dated December 22, 2005, between MGN Technologies Inc. and Southgate SEO, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.18	Marketing Agreement dated December 22, 2005, between MGN Technologies Inc. and Ownby Mobile Consulting, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.19	Investor Relations Agreement dated December 21, 2005, between MGN Technologies Inc. and Lyons LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)

10.20	Consulting Agreement dated January 8, 2006, between MGN Technologies Inc. and ECON Investor Relations (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.21	Consulting Agreement dated January 5, 2006, between MGN Technologies Inc. and Atlanta Capital Partners, LLC. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.22	Agreement dated January 3, 2006, between MGN Technologies Inc. and The Money Channel, Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.23	Investor Relations Agreement dated January 6, 2006, between MGN Technologies Inc. and First London Finance Ltd.. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.24	Loan Agreement dated March 27, 2006 between MGN Technologies Inc. and Alliance Capital Ventures, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2006)
10.25	First Amendment to Loan Agreement dated June 30, 2006 between MGN Technologies, Inc. and Alliance Capital Ventures, LLC (1)
10.26	Loan Agreement dated April 27, 2006 between MGN Technologies, Inc. and Abettor Agencies, Ltd. (1)
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July, 19, 2005)
31	Section 302 Certifications under the Sarbanes-Oxley Act of 2002 (1)
32	Section 906 Certifications under the Sarbanes-Oxley Act of 2002 (1)

(1)

Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

MGN TECHNOLOGIES INC.

By:

/s/ Mark Jensen__________________

Mark Jensen, President,

Chief Executive Officer and

Principal Accounting Officer

August 21, 2006