Form 10QSB
period 2006-09-30
MGN TECHNOLOGIES, INC.
filed 2006-11-20
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number: 000-50919

MGN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1601 – 700 West Pender Street, Vancouver, British Columbia V6B 2V2
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,828,350 shares of our common stock were outstanding as of November 20, 2006

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MGN Technologies, Inc.
(A Development Stage Company)

September 30, 2006 (Unaudited)

Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	September 30,	December 31,
	2006	2005
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	–	227,860
Receivables	9,098	2,676
Prepaid expenses	–	36,456
Total Current Assets	9,098	266,992
Deferred Issue Costs, net	191,600	–
Property and Equipment (Note 6)	72,383	78,456
Mobile Game and Marketing Software (Note 7)	124,900	187,450
Total Assets	397,981	532,898

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities
Bank overdraft	47,449	–
Accounts payable and accruals	988,488	318,418
Deferred revenue	31,943	44,444
Notes payable (Note 9)	796,024	580,632
Total Current Liabilities	1,863,904	943,494
Convertible Debt (Note 10)	2,765,000	812,332
Total Liabilities	4,628,904	1,755,826
Contingencies and Commitments (Notes 2 and 14)
Capital Deficit
Preferred Stock
Authorized: Unlimited Class A Preferred shares, without par value
Issued: nil shares	–	–
Common Stock (Note 11)
Authorized: Unlimited common shares, without par value
Issued: 42,578,350 shares (2005 – 41,275,850 shares)	2,901,603	760,353
Additional Paid-In Capital	2,784,574	632,700
Accumulated Other Comprehensive Loss	(36,688)	(3,815)
Deficit Accumulated During the Development Stage	(9,880,412)	(2,612,166)
Total Capital Deficit	(4,230,923)	(1,222,928)
Total Liabilities and Capital Deficit	397,981	532,898

The accompanying notes are an integral part of these consolidated financial statements

F– 1

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

		For the	For the	For the	For the
	Accumulated from	Three	Three	Nine	Nine
	March 3, 2003	Month Period	Month Period	Month Period	Month Period
	(Date of Inception)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	18,979	4,256	–	13,423	–

Operating Expenses

Consulting fees	3,177,588	306,778	100,700	2,813,824	166,200
Depreciation	157,068	26,870	20,850	81,750	41,700
General and administrative	418,498	33,866	49,524	267,854	70,164
Professional fees	380,330	(5,863)	31,496	205,757	49,825
Regulatory & transfer agent fees	9,010	–	–	–	–
Rent	118,298	10,609	9,871	88,891	9,871
Research & development	2,554,018	–	649,964	774,915	1,306,949

Total Operating Expenses	6,814,810	372,260	862,405	4,232,991	1,644,709

Loss from Operations	(6,795,831)	(368,004)	(862,405)	(4,219,568)	(1,644,709)

Other Expense

Loss on exchange of convertible debt
(Note 10)	(1,971,506)	(1,971,506)	–	(1,971,506)	–
Amortization of debt issue costs	(318,200)	(21,346)	–	(318,200)	–
Financing costs	(207,774)	(506)	–	(207,774)	–
Interest	(587,101)	(238,198)	–	(551,198)	(6,250)

Net Loss	(9,880,412)	(2,599,560)	(862,405)	(7,268,246)	(1,650,959)

Other Comprehensive Loss
Foreign currency translation adjustment	(36,688)	(8,728)	–	(32,873)	–

Comprehensive Loss	(9,917,100)	(2,608,288)	(862,405)	(8,301,119)	(1,650,959)

Loss Per Share – Basic and Diluted		(0.06)	(0.03)	(0.20)	(0.10)

Weighted Average Shares Outstanding		42,464,219	24,750,000	41,972,000	16,168,000

The accompanying notes are an integral part of these consolidated financial statements

F– 2

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		For the	For the
	Accumulated from	Nine	Nine
	March 3, 2003	Month Period	Month Period
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss for the period	(9,880,412)	(7,268,246)	(1,650,959)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of convertible debt discount	129,621	100,803	–
Accretion of discount on notes payable	290,114	290,114	–
Accrued interest	169,025	169,025	–
Amortization of debt issue costs	318,200	318,200	–
Depreciation	157,068	81,750	41,700
Loss on exchange of convertible debt	1,971,506	1,971,506	–
Stock-based compensation	1,061,292	428,592	632,700
Stock issued for services	1,921,250	1,921,250	–
Financing costs	157,268	157,268	–

Changes in operating assets and liabilities
Receivables	(6,516)	(6,422)	(16,619)
Accounts payable and accrued liabilities	743,647	492,004	128,132
Deferred revenue	31,943	(12,501)	50,000
Prepaid expenses	–	36,456	(32,855)

Net Cash Used in Operating Activities	(2,935,994)	(1,320,201)	(847,901)

Investing Activities
Cash acquired from recapitalization	879	–	–
Mobile game and marketing software	(250,000)	–	(250,000)
Purchase of property and equipment	(104,351)	(13,127)	(18,269)

Net Cash Used in Investing Activities	(353,472)	(13,127)	(268,269)

Financing Activities
Bank overdraft	47,449	47,449	–
Proceeds from issuance of convertible debt, net of commission	2,544,700	945,000	800,000
Advances on notes payable, net of cash issuance costs	1,145,892	645,892	500,000
Repayment of notes payable	(500,000)	(500,000)	–
Proceeds from issuance of common stock	100,450	–	100,350

Net Cash Provided by Financing Activities	3,338,491	1,138,341	1,400,350

Net Increase (Decrease) in Cash	49,025	(194,987)	284,180

Effect of Foreign Exchange on Cash	(49,025)	(32,873)	–

Cash – Beginning of Period	–	227,860	–

Cash – End of Period	–	–	284,180

Non-cash Investing and Financing Activities
Stock issued for recapitalization	659,903	–	–
Stock issued for finders’ fees	220,000	220,000	–
Increase in value of detachable warrants	157,268	157,268	–

Supplemental Disclosures:

Interest paid	6,250	–	6,250
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

F– 3

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

2.	Nature of Business and Ability to Continue Operations

MGN was incorporated under the laws of the Province of British Columbia, Canada on December 23, 1999 as Tryx Ventures Corp. On October 25, 2005 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated July 29, 2005 with Ignition Technologies Inc. (“Ignition”), a company incorporated under the laws of the state of Nevada on March 3, 2003. Ignition conducts business as Mobile Gaming Now, Inc. Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Ignition in exchange for 24,750,000 common shares of the Company. As of the closing date, the former shareholders of Ignition held approximately 60% of the issued and outstanding common shares of the Company. The acquisition of Ignition was recorded as a reverse acquisition for accounting purposes. Ignition, the acquired entity, is regarded as the predecessor entity as of October 25, 2005 and the Company adopted the year end of Ignition, being December 31. In accordance with the provisions governing the accounting for reverse acquisitions, the figures presented as at September 30, 2005 are those of Ignition.

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

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To September 30, 2006, the Company has recognized cumulatively $18,979 in licensing revenues, has negative working capital and has consolidated accumulated deficit of $9,880,412 as at September 30, 2006. The continuation of the Company is dependent upon the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company is in the development stage and has a limited operating history. The successful implementation of its business strategy depends on numerous factors including economic competitive, technological factors and uncertainties, the ability to hire and retain qualified personnel, and the ability to obtain financing on acceptable terms to continue the development of its plans. Adverse economic or competitive conditions, the failure to hire and retain qualified personnel or obtain financing on acceptable terms when required could affect the Company’s future operations. The Company has only recently commenced earning revenue, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. On October 25, 2005, the Company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property S.A., an Austrian company, whereby Androgas Property has provided the Company with a $2,765,000 credit facility that has been fully drawn down as at September 30, 2006.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Nature of Business and Ability to Continue Operations (continued)

Management anticipates that it requires approximately $4.1 million over the next twelve months ended June 30, 2007 to continue operations. To the extent that cash needs are not achieved from operating cash flow, the Company plans to raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effect, if any, that this pronouncement will have on its financial results.

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

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.	Recapitalization (continued)

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at September 30, 2005 are those of Ignition.

At the time of the transaction, MGN Technologies, Inc. (formerly Tryx Ventures Corp.) had the following assets and liabilities outstanding (translated at the exchange rate on the date of the transaction):

Cash	$879
Receivables	$2,561
Due from Ignition	$1,567,917
Accounts payable and accruals	$(48,440)
Note payable	$(79,500)
Convertible debt	$(783,514)

6.	Property and Equipment

	September 30,			December 31,
	2006			2005
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	value	Cost	Depreciation	value
Computer
equipment	$91,456	$28,392	$63,064	$87,555	$11,933	$75,622
Furniture and
fixtures	8,349	2,759	5,590	1,169	585	584
Office equipment	4,546	817	3,729	2,500	250	2,250
	$104,351	$31,968	$72,383	$91,224	$12,768	$78,456

7.	Mobile Game and Marketing Software

	September 30,	December 31,
	2006	2005

Mobile Game and Marketing Software	$250,000	$250,000
Less: Accumulated depreciation	(125,100)	(62,550)
	$124,900	$187,450

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

a)

On June 1, 2005, the Company entered into an agreement with a creditor of the Company for a consulting agreement for $8,000 per month, which was subsequently amended to $5,000 per month, to be its Vice President of Investor Relations. During the nine month period ended September 30, 2006, the Company paid $51,000 (2005 - $23,000) in consulting fees to this individual.

b)

On April 1, 2005, the Company entered into an agreement with DVRC, LLC a company controlled by Mark Jensen, the Company’s President and Chief Executive Officer for services for $10,000 per month. During the nine month period ended September 30, 2006, the Company paid $90,000 (2005 - $58,000) in consulting fees to DVRC.

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

Notes payable to a director of the Company amounting to $25,141 (December 31, 2005 - $Nil) are non interest bearing, unsecured and repayable on demand.

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

In March 2006, the Company issued a note payable in the amount of $400,000 to an arm’s length party, and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011. The note is secured by 500,000 free trading shares of the Company’s common stock held by the Vice-President of Investor Relations of the Company. The principal amount of the loan is due in full on the earlier of June 26, 2006, or the date upon which the Company closes a round of equity financing with commitments in the aggregate of not less than $1,000,000. Interest is payable at the rate of 10% per annum during the term of the debt, provided, however, that the full amount of the interest shall be due and payable irrespective of whether the loan is paid on or before the maturity date. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $198,107 as additional paid-in capital. On June 30, 2006, the Company entered into an amendment to the above loan agreement by extending the repayment terms from June 26, 2006 to July 31, 2006. To extend the repayment terms, the Company must pay on or before July 7, 2006, $90,000 comprised of (i) an extension fee of $44,406, (ii) interest of $40,000, and (iii) administration fees of $5,594. These amounts have been included in accrued liabilities. In addition, the warrants are increased from 200,000 to 400,000 warrants, the exercise price of these 400,000 warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period is extended to June 30, 2011. As a result of these amendments to the detachable warrants, financing costs of $157,268 (based on the increased in value of the amended warrants compared to the original warrants immediately before the amendments) were included in the total financing costs of $207,774 charged to the Statement of Operations. To September 30, 2006, interest expense of $198,107 has been accreted increasing the carrying value of the note payable to $400,000. On July 31, 2006, the Company defaulted on the note and the shares are being held by the lender as the Company continues to operate under the extended terms of the amendment until repayment of the principal. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at September 30, 2006, default interest of $98,000 has been accrued.

The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

9.	Notes Payable

In April 2006, the Company issued a note payable in the amount of $200,000 to an arm’s length party, and share purchase warrants to acquire 100,000 shares of common stock exercisable at $1.00 per share until April 27, 2009. The principal amount of the loan is due in full on the earlier of August 25, 2006, or the date upon which the Company closes a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the debt. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $92,007 as additional paid-in capital. The Company will record further interest expense over the term of the note payable of $92,007 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the note payable will be accreted to the face value of $200,000 to maturity. To September 30, 2006, accrued interest of $8,548 has been included in accrued liabilities, and interest expense of $13,108 has been accreted increasing the carrying value of the note payable to $121,101. On August 25, 2006, the Company defaulted on the note. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase 15% each month thereafter until the debt is paid in full. As at September 30, 2006, default interest of $24,450 has been accrued.

The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Notes payable to Androgas Property S.A., an Austrian company (Note 10), amounted to $90,000 (December 31, 2005 - $Nil) is non interest bearing, and unsecured with no terms of repayment.

10.	Convertible Debt

On October 25, 2005, the Company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property S.A., an Austrian company, whereby Androgas Property has provided the Company a $2,765,000 credit facility that may be drawn down by the Company over a period of time not exceeding one year. The credit facility matures on October 21, 2010. The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit whereby each unit consists of one common share and one share purchase warrant. The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share. On August 31, 2006, the Company entered into an amendment to the above credit facility agreement by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share.

In lieu of interest on the convertible note, the Company will pay a royalty fee based upon a percentage of the Company’s gross revenue that may exceed the five year term of the convertible debenture as follows:

(i)	5% of the first $10 million;

(ii)	4% of the next $20 million;

(iii)	3% of the next $35 million; and

(iv)	2% of the next $55 million.

The Royalty may be purchased at the option of the Company at any time by paying 60% of the future Royalty payments that could still be earned as at the date of the payment. For the nine months ended September 30, 2006, an insignificant royalty amount was accrued in relation to this convertible note payable.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

10.	Convertible Debt (continued)

Upon closing of the acquisition of Ignition, MGN drew down $1.6 million of this facility convertible at the same terms as described above. During the nine month period ended September 30, 2006, the Company drew down the balance of the credit facility of $1,165,300. The Company paid an 8% commission of $220,300 which was capitalized as debt issue costs and will be amortized over the term of the debt. In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the beneficial conversion feature is calculated on the convertible debt based on the excess of the fair value of common stock on the commitment date over the portion of the proceeds allocated to the common stock issuable upon conversion of the convertible debt. As such, a total beneficial conversion feature of $1,981,486 was recorded as a discount to the convertible debt and initially credited to additional paid-in capital. The discount is being amortized to interest expense over the term of the debt using the effective interest rate method. For the nine months ended September 30, 2006, $91,762 (2005 - $Nil) of interest expense has been recorded in the Consolidated Statement of Operations.

	Face		Carrying
	Amount	Discount	Value
Issuance during the year ended	$1,599,700	$816,186	$783,514
December 31, 2005
Amortization of discount	-	(28,818)	28,818
Balance, December 31, 2005	1,599,700	787,368	812,332

Issuance during the period ended August	1,165,300	1,165,300	-
31, 2006
Amortization of discount	-	(91,762)	91,762
Balance, August 31, 2006	$2,765,000	$1,860,906	$904,094

On August 31, 2006, the Company modified the convertible debt by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exxchange of Debt Instrument" and EITF 05-7 "Accounting for Modification of Conversion Options Embedded in Debt Instruments and Related Issues", for accounting purposes, the modification was accounted for as an extinguishment of the original debt with the issuance of a new convertible debt. The new convertible debt was recorded on the date of modification at its fair value which is estimated to approximate the fair value of the underlying common shares. The difference between the fair value of the modified convertible debt and the carrying value of the original debt was recorded as a loss on exchange of convertible debt of $1,971,506 in the Consolidated Statement of Operations.

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

On March 9, 2006, the Company issued 250,000 common shares to Ownby Mobile Consulting, LLC at a fair value of $550,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005 (Note 14(b)).

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

In April 2006, the Company issued 100,000 common shares to Southgate SEO, LLC at a fair value of $167,500, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 14(c)). The Company also issued 2,500 common shares with a stated fair value of $5,000 to Econ Investor Relations, pursuant to a consulting agreement entered into on January 8, 2006 (Note 14(c)).

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

On August 11, 2006, the Company issued 250,000 common shares to Ownby Mobile Consulting, LLC at a fair value of $75,750, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005 (Note 14(b)). Subsequent to September 30, 2006, the Company issed 250,000 common shares to Ownby Mobile Consulting, LLC, pursuant to the marketing agreement.

12.	Stock Options

On January 11, 2006, the Company adopted its 2006 Stock Option Plan (the “Plan”). The Plan provides for the granting of up to 4,000,000 stock options to eligible employees, directors, advisory board members, and consultants of the Company.

On January 11, 2006, the Company granted 600,000 stock options to employees and directors with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.39% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the nine month period ended September 30, 2006 was $1.91 per share. During the nine month period ended September 30, 2006, 125,000 stock options were cancelled by the Company.

On January 11, 2006, the Company granted 500,000 stock options to consultants with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the balance sheet date using the Black-Scholes option-pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.80% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the nine month period ended September 30, 2006 was $1.35 per share. Unvested options to consultants were remeasured on each balance sheet date until vest. During the nine months period ended September 30, 2006, the Company recognized stock-based compensation of $581,083 which is included with consulting expenses.

As at September 30, 2006, $763,667 of compensation costs related to the unvested options remained to be amortized over the remaining vesting periods.

A summary of the Company’s stock option activity is as follows:

	Nine months ended
	September 30, 2006
		Weighted
	Number of	Average
	Options	Exercise Price
Balance, beginning of period	-	$-
Granted	1,100,000	2.00
Cancelled / Forfeited	(125,000)	2.00
Exercised	-	-
Balance, end of period	975,000	$2.00

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

12.	Stock Options (continued)

As at September 30, 2006, the following options are outstanding:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Shares	Life (years)	Price

Outstanding	975,000	4.28	$2.00

Exercisable	125,000	4.28	$2.00

13.	Major Customer

As at September 30, 2006, the Company has only entered into one licensing agreement with Fortuna Gaming Corporation for a period of three years. All of the revenue recognized for the periods presented was earned from this customer. The Company received $50,000 as initial set-up fee from this customer which is deferred and is being amortized over the term of the license. During the nine month period ended September 30, 2006, the Company recognized $13,423 (2005 - $Nil) in revenue.

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

Effective December 22, 2005, the Company signed an agreement with Ownby Mobile Consulting LLC. The term of the engagement is one year with an option to renew. Both parties have the option to cancel the agreement. The Company agreed to issue 1,000,000 common shares as consideration for services. Shares are to be issued in a block of 250,000 shares every 3 months provided the work is deemed satisfactory at the discretion of the Company. Refer to Note 11.

c)	Southgate SEO, LLC Agreement

Effective December 22, 2005, the Company signed an agreement with Southgate SEO, LLC. The term of the engagement is one year with an option to renew. Both parties have the option to cancel the agreement based on 30 days written notice. The Company agreed to pay a fee of $30,000 per month and the Company is required to issue 250,000 common shares. As at September 30, 2006, the Company has issued a total of 250,000 common shares in instalments as work has been performed by Southgate. Refer to Note 11.

d)	Agency of Record Agreement

Effective February 25, 2006, the Company signed an Agency of Record Agreement with Metricsmedia Inc. The terms of the agreement are Metricsmedia Inc., is to receive an amount equal to 15% of the gross charges levied by media for advertising placed therewith by Metricsmedia Inc. pursuant to this Agreement provided that for those items where Metricsmedia is not compensated on a commission basis, the Company is required to pay Meticsmedia on an hourly basis for services provided at a rate not to exceed $100 per hour.

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

The acquisition of Ignition Technologies is deemed to be a reverse acquisition for accounting purposes. Ignition Technologies is regarded as our predecessor entity as of October 25, 2005 and we adopted the December 31 year end of Ignition Technologies. In accordance with the provisions governing the accounting for reverse acquisitions, the amounts presented in the financial statements contained in this quarterly report for the nine months ended September 30, 2005 are those of Ignition Technologies.

On April 1, 2005, Ignition Technologies completed the acquisition of a mobile gaming platform, mobile poker and mobile gaming marketing system for the purchase price of $250,000 from Illuminated Technologies, Inc., a company incorporated under the laws of British Columbia, Canada. As a result, we had only six months of material operating results for the nine months ended September 30, 2005. The discussion of our results of operations for the nine month period ended September 30, 2006 includes comparative amounts for the year ended December 31, 2005, in addition to the nine months ended September 30, 2005.

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

Our Business

Through our subsidiary, Ignition Technologies, we are a developer and marketer of online and mobile software games for consumers. We have developed a gaming platform that creates simultaneous play between a web browser on a personal computer and a mobile phone device. Our gaming platform is based on our mobile software platform that enables us to offer computer software games and services to mobile phone devices. We have developed casino style games for operation on our mobile gaming platform, including Texas Holdem’ poker and Black Jack. We offer three modes of play based on risk and reward – Play-for-Free, Play-for-Prizes and Play-for-Money. We offer and market our games through our own operating websites.

Our Mobile Platform

Our mobile platform is a flexible software system designed to create consumer service offerings and make them available through a browser on the Internet through a personal computer or a mobile device. We originally chose gaming, and in particular poker, as the first content to launch using our mobile platform. Based on the results of our initial efforts involving the marketing of our gaming products, we believe we will require more funding than originally anticipated to generate the results in this market that we expected. As a result, we plan to expand the use of our mobile platform and move beyond gaming in order to offer other services to businesses who have a need for our mobile platform.

Our Mobile Gaming Platform

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

We launched our sweepstakes site in March 2006 and are operating sweepstakes marketing programs through our website at www.mobilegamingnow.com. The sweepstakes market ties in with our overall base of consumer products. We intend to focus more on sweepstakes marketing in the future and expanding our business-to-business (B2B) marketing services. We plan to focus on growing and monetizing website traffic generated by our games. We plan to sell targeted and measurable online advertising campaigns and programs for advertisers, generating qualified customer leads, online sales and increased brand recognition. Our focus is monetizing the site traffic by converting under-utilized Internet and mobile traffic to revenue using a variety of advertising methods.

Licensing Arrangements

On August 10, 2005, Ignition Technologies signed a license agreement with Fortuna Gaming for the licensing of our mobile gaming platform. However, Fortuna has failed to pay the monthly license fee as required under the license agreement and, as a result, we have cancelled this licensing agreement.

In May 2006, we entered into a letter of intent to license our mobile gaming platform to InfoByPhone, Inc. (“IBP”) which conducts business under the name “AskMeNow”, a wholly owned subsidiary of Ocean West Holding Corp. (“OWHC”). The letter of intent also contemplates an agreement between us and AskMeNow to jointly pursue mobile Internet gaming applications for possible distribution by AskMeNow. We are working towards completing the due diligence phase under this letter of intent. No definitive agreement has been concluded as of the date of this quarterly report.

In May 2006, we entered into a second letter of intent with IBP to acquire all rights and obligations of IBP relating to the acquisition of Karrell Pty Limited (“Karrell”). Karrell is the holding company for a fully licensed Australian wagering services company, Capital Play Pty Limited, which provides access to North American pari-mutuel horse racing pools for its customers. In March 2006, AskMeNow had entered into a definitive agreement to purchase Karrell. AskMeNow and Karrell had agreed, in principle, to allow AskMeNow to assign its rights to purchase Karrell to our company. We have decided not to pursue the acquisition of Karrell and the letter of intent has been terminated.

On October, 17, 2006 we signed a license agreement with Robinson Wireless for the licensing of our mobile gaming platform that includes our Bronze, Silver and Gold Texas Holdem products. Pursuant to the terms of our license agreement with Robinson Wireless, Robinson Wireless licenses the use of our mobile gaming platform in consideration for the payment of a $50,000 one-time initial fee and a monthly revenue split of 50% of revenues generated by monthly sweepstakes memberships. The license is automatically renewed for additional one year terms unless terminated in accordance with the terms of the license agreement. The commencement date of this license agreement is to be on or before December 31, 2006, once the initial fee has been received. We have not received the initial $50,000 payment required to trigger commencement of this license agreement as of the date of this quarterly report.

On October 24, 2006, we entered into a letter of intent with Z7Media.com, Inc. that contemplates our agreement to purchase a search engine media platform from Z7Media for $500,000 to be paid 100% in restricted common stock. Under this agreement, we would also pay to Z7Media a portion of the revenue generated through the search engine media platform derived from bringing traffic and selling advertisers and publishers. Revenues would be split 70% to us and 30% to Z7Media. No definitive agreement has been concluded as of the date of this quarterly report.

Our objective is to obtain more licensees and generate multiple revenue streams to increase our cash flow through December 31, 2006. Our plans however are subject to numerous contingencies and risk factors beyond our control, including, among other things, market acceptance of our products, competition from well funded competitors, and our ability to manage our expected growth. We can offer no assurance that we will generate cash flow sufficient to meet our cash requirements in the long-term. We will require additional financing during fiscal 2006 and fiscal 2007 to pursue our business plan. We plan to keep our operating costs to reasonable levels that reflect the cash that is available to us.

The Safe Port Act was passed by the United States Congress on September 30, 2006. The measure contains a provision known as the Unlawful Internet Gambling Enforcement Act of 2006, which would prohibit credit card companies and other payment providers from processing online gambling transactions. We do not participate in Internet gambling and instead offer a sweepstakes game. We are not affected by the implementation of the Safe Port Act.

Our Financial Condition

To date, we have only started generating revenues from our licensing program and have not generated any revenues from our websites. We have incurred recurring losses and had a working capital deficiency of $1,854,806 as at September 30, 2006 (December 31, 2005 - $676,502). As at the date of this quarterly report, we had drawn down the entire amount of a $2,765,000 credit facility available to us, of which 8% ($220,300) was paid as a commission.

We have issued promissory notes and share purchase warrants to raise capital to pursue our business plan. We are currently in default under two of the notes we issued and are currently in discussions with the lenders regarding its repayment. For more information, see “Liquidity and Capital Resources” below.

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

Plan of Operations

We estimate our operating expenses for the next twelve months to be as follows:

Operating Expenses
Sales and Marketing	$500,000
General and Administrative	126,500
Research and Development	500,000
Consulting Fees	850,000
Professional Fees	200,000
Rent	43,950
Capital Expenditures	100,000
Officer and Employee Compensation	590,500
Financing	590,500
Total	$3,501,450

These estimates do not include any potential capital requirements in the event that we identify any products or businesses the acquisition of which may add value to our company nor do they include the $600,000 required for note payable repayment or any accrued interest. In the event that we do not achieve the financing necessary to enable us to pursue our plan of operations, then we will scale back our plan of operations to be within our available financial resources.

Sales and Marketing

Our company performs all of its own sales and marketing activities and we also offer sales and marketing services to corporations or other persons who license our products or otherwise request such services. We anticipate spending approximately $500,000 on sales and marketing activities in the next twelve months. These activities include website development, search engine optimization, affiliate programs, reciprocal linking, and local internet marketing.

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

Results of Operations

The following table provides information relating to our unaudited operating results for the periods indicated:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues	$4,256	$-	$13,423	$-
Operating Expenses	372,260	862,405	4,232,991	1,644,709
Loss from Operations	(368,004)	(862,405)	(4,219,568)	(1,644,709)
Loss on exchange of convertible debt	(1,971,506)	-	(1,971,506)	-
Amortization of debt issuance costs	(21,345)	-	(318,200)	-
Financing costs	506	-	(207,774)	-
Interest Expense	(238,198)	-	(551,198)	(6,250)
Net Loss	$(2,599,560)	$(862,405)	$(7,268,246)	$(1,650,959)

Revenues

For the nine months ended September 30, 2006, we recognized revenues of $13,423, compared to $5,556 in the year ended December 31, 2005 and $Nil in the nine month period ended September 30, 2005. These revenues are attributable to fees earned under our license agreement with Fortuna Gaming. While we have received the initial one time fee of $50,000 pursuant to our licensing agreement with Fortuna Gaming, for accounting purposes, in accordance with US GAAP Statement of Position SOP No. 97-2, Software Revenue Recognition, a portion of this amount has been deferred and is being amortized over the term of the license. We have since terminated our license agreement with Fortuna Gaming.

Consulting Fees

For the nine months ended September 30, 2006, we paid consulting fees of $2,813,824, compared to $362,977 in the year ended December 31, 2005 and $166,200 in the nine month period ended September 30, 2005, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The increase is due to more consultants that have been engaged to provide services as a result of increased operations and development of business.

Depreciation

For the nine months ended September 30, 2006, depreciation relating to our software, property and equipment was $81,750, compared to $75,318 in the year ended December 31, 2005 and $41,700 in the nine month period ended September 30, 2005.

General and Administrative

For the nine months ended September 30, 2006, our general and administrative expenses were $267,854, compared to $150,387 in the year ended December 31, 2005 and $70,164 in the nine month period ended September 30, 2005. These expenses related to banking, travel and accommodation, licenses and permits, and telephone and utility bills. The increase in these expenses is a result of increased operations.

Professional Fees

For the nine months ended September 30, 2006, we paid professional fees of $205,757, compared to $169,573 in the year ended December 31, 2005 and $49,825 in the nine month period ended September 30, 2005. These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses.

Rent

For the nine months ended September 30, 2006, we paid rent of $88,891 for our executive offices, compared to $29,407 in the year ended December 31, 2005 and $9,871 in the nine month period ended September 30, 2005.

Research and Development

For the nine months ended September 30, 2006, our research and development expenses were $774,915, compared to $1,799,103 in the year ended December 31, 2005 and $1,306,949 in the nine month period ended September 30, 2005, relating to the development of our online and mobile games, primarily our Texas Holdem products. As discussed above, we plan on spending approximately $500,000 in the next 12 months for research and development of our products.

Loss from Operations

For the nine months ended September 30, 2006, our loss from operations was $4,219,568, compared to $2,570,219 in the year ended December 31, 2005 and $1,644,709 in the nine month period ended September 30, 2005.

Loss on Extinguishment of Convertible Debt

On August 31, 2006, the Company entered into an amendment to the credit facility agreement with Androgas by decreasing the conversion price of the debt from $0.70 per unit to $0.25 per unit and the exercise price of each warrant from $1.00 per share to $0.50 per share. For accounting purposes, the modification of the convertible debt was accounted for as an extinguishment of debt in exchange for a new convertible instrument. In accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument”, a loss on exchange of convertible debt of $1,971,506 was recorded in the nine-month period ended September 30, 2006.

Amortization of Debt Issue Costs

For the nine months ended September 30, 2006, amortized debt issue costs were $318,200, compared to $Nil in the year ended December 31, 2005 and in the nine month period ended September 30, 2005. Amortization of debt issue costs in the nine months ended September 30, 2006 relate to certain commissions and finders’ fees paid in connection with the notes payable issued in the first and second quarters of 2006.

Financing Costs

For the nine months ended September 30, 2006, financing costs were $207,774, compared to $Nil in the year ended December 31, 2005 and in the nine month period ended September 30, 2005. Financing costs related to the extension and administrations fees as well as the increase in fair value of the warrants amended and issued for the extension of one of the notes payable.

Interest Expense

For the nine months ended September 30, 2006, interest expense was $551,198, compared to $35,903 in the year ended December 31, 2005 and $6,250 in the nine month period ended September 30, 2005. Interest expenses related to certain notes payable issued by us.

Loss for the Period

Our company incurred a net loss of $7,268,246 for the first nine months of 2006, compared to $2,606,122 in the year ended December 31, 2005 and $1,650,959 in the first nine months of 2005.

Liquidity and Capital Resources

As at September 30, 2006, our company had cash on hand of $Nil (December 31, 2005 - $227,860) and a working capital deficiency of $1,854,806. We will require additional financing to pursue our plan of operations.

Plan of Operations and Financing Requirements

We plan to spend approximately $4,101,450 over the next twelve months in carrying out our plan of operations, subject to our ability to obtain additional financing, and in repaying the note payables. We have only started generating revenues and have incurred recurring losses in our operations. To date, we have had negative cash flows from operations and have been dependent on financing for our cash requirements. Based on these factors and our limited cash and working capital, we will require additional capital to pursue our plan of operations, as outlined above.

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

Credit Facility Agreement

On October 21, 2005, we entered into a Credit Facility Agreement pursuant to which our company could draw down up to $2,765,000 for a period of one year until October 21, 2006, including an 8% ($220,300) commission to secure the facility. At September 30, 2006, we had drawn down the entire amount of the credit facility (December 31, 2005 - $1,599,700). The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit whereby each unit consists of one common share and one share purchase warrant. The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share. On August 31, 2006, the Company entered into an amendment to the above credit facility agreement by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share.

Notes Payable

On March 27, 2006, we entered into a loan agreement with Alliance Capital Ventures, LLC pursuant to which we issued a note payable in the principal amount of $400,000 and share purchase warrants to acquire 200,000 shares of our common stock exercisable at a price of $1.00 per share until March 26, 2011. The note is secured by substantially all of our assets and our Vice-President of Investor Relations has pledged 500,000 shares of our common stock as further security for the loan. The interest on the loan is 10% of the principal amount of the loan and the full amount of such interest is due and payable irrespective of whether the loan is paid on or before the date of maturity. The principal amount of the loan was originally due in full on June 26, 2006. On June 30, 2006, we entered into an amendment to the loan agreement pursuant to which the maturity date was extended from June 26, 2006 to July 31, 2006. In addition, the number of warrants issued was increased from 200,000 to 400,000, the exercise price of the warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period of the warrants was extended to June 30, 2011. We have defaulted on this note, however, the lender has not as yet taken any action upon the default. We are currently in discussions with the lender regarding the repayment of amounts due under the note. We plan to raise additional funds through an issuance of our shares in the fourth quarter of 2006 a portion of which could be used to repay the principal amount of the loan, however, there can be no assurance that we will b able to complete such a financing. To September 30, 2006, interest expense of $198,107 has been accreted increasing the carrying value of the note payable to $400,000. We paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee in connection with obtaining this loan. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt.

On April 27, 2006, we entered into a loan agreement with Abettor Agencies, Ltd. pursuant to which we issued a note payable in the principal amount of $200,000 and share purchase warrants to acquire 100,000 shares of our common stock exercisable at a price of $1.00 per share until April 27, 2009. The principal amount of the loan is due in full on the earlier of August 25, 2006, or at the date upon which we close a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the loan. We have defaulted on this note and are currently in discussions with the lender regarding the repayment of amounts due under the note. To September 30, 2006, accrued interest of $8,548 has been included in accrued liabilities, and interest expense of $13,108 has been accreted increasing the carrying value of the note payable to $121,101. We paid debt issue costs of $20,000 as a finder’s fee in connection with obtaining this loan. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Cash Flows from Operating Activities

Operating activities used cash of $1,320,570 in the nine months ended September 30, 2006 ($847,901 – September 30, 2005). An increase in accounts payable and accrued liabilities provided cash of $491,994 ($128,132 – September 30, 2005) and an increase in prepaid expenses provided cash of $36,456, partially offset by decreases in deferred revenue and an increase in receivables.

Investing Activities

In the first nine months of fiscal 2006, investing activities used cash of $13,127 ($268,269 for the nine months ended September 30, 2005) relating to the purchase of property and equipment.

Cash Flows from Financing Activities

In the first nine months of fiscal 2006, financing activities provided cash of $1,138,341 ($1,400,350 – September 30, 2005). Proceeds from the issuance of convertible debentures provided cash of $945,000 ($800,000 – September 30, 2005) and proceeds from advances on notes payable provided cash of $645,892 ($500,000 – September 30, 2005) during the current period. $500,000 of notes payable were repaid during the nine month period ended September 30, 2006.

Outlook

Several of our products are currently operational and we have entered into a license agreement with Robinson Wireless. We also plan to expand the use of our mobile platform beyond gaming. Our objective is to obtain more licensees and generate multiple revenue streams to increase our cash flow through the balance of fiscal 2006 and 2007.

We launched our Internet and mobile gaming licensing program in August of 2005. The focus of the gaming licensing program is sweepstakes gaming where players compete for points in order to enter sweepstakes drawings for cash and prizes. The market for online and mobile gaming has grown substantially. Customer acquisition costs grew tremendously in 2005 and 2006 and outpaced our ability to fund customer acquisition. In addition, the Internet gambling market was severely hampered with the passing of the Safe Port Act which included the Unlawful Internet Gambling Enforcement Act. It prohibits credit card companies and other payment providers from processing online gambling transactions. MGN has been affected by the Internet gambling market and prospects for licensees have been hampered. At the same time MGN also focused on search engine marketing in 2006 to promote its gaming sites. The search engine marketing generates thousands of unique visitors a month. A move into search engine marketing is a transition that builds upon the mobile and Internet gaming platform that is already operational. We plan to focus on finding advertisers who are looking for new sources of traffic to run their ads as a means of monetizing our website traffic. We plan to provide PC and mobile portals as our communication platforms. They are branded to suit our publishers. We serve search engine advertisements, banner ads, text messages and a variety of other advertisements through the portals. Advertisers bid on a pay-per-click price to place ads in the traffic through our portals.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effect, if any, that this pronouncement will have on its financial results.

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

We have reported sales of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) in our Form 10-QSB’s for our fiscal quarters ended March 31, 2006 and June 30, 2006 and in our annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In addition to these reported issuances, we completed the issuances described below during the three month period ended September 30, 2006:

On August 11, 2006, our company issued 250,000 common shares to Ownby Mobile Consulting, LLC pursuant to a marketing agreement entered into on December 22, 2005. The Agreement contemplates Ownby assisting the Company in developing and implementing a marketing and sales strategy with a view to increasing revenues for the Company. The Agreement provides for the payment by the Company to Ownby of the monthly sum of $5,000 per month for a period of one year from the effective date of the Agreement and the issuance from the Company’s treasury of 250,000 common voting shares at the end of every three-month period during which the Agreement is still in effect for a period of one year for a total of 1,000,000 common voting shares. The shares issued and to be issued were and will be made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will be restricted shares and will bear the appropriate restrictive legend.

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

We are currently in default under a loan in the principal amount of $200,000 from Abettor Agencies Inc. for failing to repay amounts due upon maturity of the loan on August 25, 2006. The loan is unsecured. The interest on the loan is 10% per annum, simple interest. The lender has not as yet taken any action upon the default and we are currently in discussions with the lender regarding the repayment of amounts due under the loan. For more information, see “Liquidity and Capital Resources”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-QSB:

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

Exhibit
Number	Description
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

10.11	Kahnawake Gaming Commission Temporary Client Provider Authorization (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.12	Credit Facility Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.13	General Security Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.14	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Trident Oil & Gas, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.15	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Atlas Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.16	2006 Stock Option Plan (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
10.17	Consulting Agreement dated December 22, 2005, between MGN Technologies Inc. and Southgate SEO, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.18	Marketing Agreement dated December 22, 2005, between MGN Technologies Inc. and Ownby Mobile Consulting, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.19	Investor Relations Agreement dated December 21, 2005, between MGN Technologies Inc. and Lyons LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.20	Consulting Agreement dated January 8, 2006, between MGN Technologies Inc. and ECON Investor Relations (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)

Exhibit
Number	Description
10.21	Consulting Agreement dated January 5, 2006, between MGN Technologies Inc. and Atlanta Capital Partners, LLC. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.22	Agreement dated January 3, 2006, between MGN Technologies Inc. and The Money Channel, Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.23	Investor Relations Agreement dated January 6, 2006, between MGN Technologies Inc. and First London Finance Ltd (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.24	Loan Agreement dated March 27, 2006 between MGN Technologies Inc. and Alliance Capital Ventures, LLC (incorporated by reference from our Quarterly Report on Form 10- QSB filed on May 22, 2006)
10.25

First Amendment to Loan Agreement dated June 30, 2006 between MGN Technologies, Inc. and Alliance Capital Ventures, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 21, 2006)

10.26	Loan Agreement dated April 27, 2006 between MGN Technologies, Inc. and Abettor Agencies, Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 21, 2006)
10.27	Amendment to Credit Facility Agreement dated August 31, 2006, between Tryx Ventures Corp. and Androgas Property S.A. (1)
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July, 19, 2005)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(a) of the Exchange Act (1)
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

MGN TECHNOLOGIES INC.

By:	/s/ Mark Jensen______________________
Mark Jensen, President,
Chief Executive Officer and
Principal Accounting Officer

November 20, 2006