Form 10KSB
period 2006-12-31
MGN TECHNOLOGIES, INC.
filed 2007-05-09
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-50919

MGN TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#12 – 1730 Broadway Street, Port Coquitlam, British Columbia V3C 2M8
(Address of principal executive office, including zip code)

Issuer’s telephone number: 604-945-2405

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Shares
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

State the issuer’s revenues for its most recent fiscal year. $45,366

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $209,351 as of April 9, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: April 9, 2007 – 42,828,350 Common Shares

FORWARD-LOOKING STATEMENTS

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

Corporate History

We were incorporated on December 23, 1999 under the laws of the Province of British Columbia, Canada as Tryx Ventures Corp. We changed our name to MGN Technologies, Inc. on December 6, 2005.

We initially focused our business efforts on the acquisition and exploration of mineral and oil and gas properties, as described below under “Prior Business”. We abandoned these initial business efforts in order to focus on the business of developing and marketing online and mobile software games for consumers upon the completion of our acquisition of Ignition Technologies. Due to passing of The Safe Port Act, as discussed below, we have retooled our business plans for deployment of our mobile platform and are presently implementing new business plans for the commercial exploitation of our software and/or the acquisition of a related business or technology.

On October 25, 2005, we acquired Ignition Technologies, a Nevada corporation, in exchange for 24,750,000 common shares in the capital of our company. As a result of this acquisition, our business changed to being a developer and marketer of online and mobile software games for consumers. Ignition Technologies was incorporated under the laws of the state of Nevada on March 3, 2003. On April 1, 2005, Ignition Technologies completed the acquisition of a mobile gaming platform, mobile poker and mobile gaming marketing system for the purchase price of $250,000 from Illuminated Technologies, Inc., a company incorporated under the laws of British Columbia, Canada. In contemplation of the acquisition of Ignition Technologies, we terminated certain Purchase, Sale and Assumption Agreements that we had entered into in connection with the proposed acquisition of interests in certain oil and gas leases and other assets pursuant to unwind agreements dated October 21, 2005. The unwinding transaction, which was completed contemporaneously with the acquisition of Ignition Technologies, was recorded at the carrying value of the disposed assets net of related liabilities, which approximated the fair value, due to a lack of trading activity of our common shares at the time and the carrying value of the disposed assets net of related liabilities was the more readily determinable amount.

On December 6, 2005, we subdivided all of our issued and outstanding common shares without par value on the basis of every one common share being subdivided into 5.5 common shares and we changed our name to MGN Technologies, Inc. to reflect the change in our business. All share information presented in this annual report is on a post-split basis.

Our Business

Through our subsidiary, Ignition Technologies, we were a developer and marketer of online and mobile software games for consumers. We had developed a gaming platform that creates simultaneous play between a web browser on a personal computer and a mobile phone device. Our gaming platform is based on our mobile software platform that enables us to offer computer software games and services to mobile phone devices. Due to the passing of The Safe Port Act, as discussed below, we have retooled our business plans for deployment of our mobile platform and plan to become an Internet and mobile marketer focusing on growing and monetizing website traffic. Our proprietary software applications such as mobile platforms and games were developed to produce our own traffic. We also plan to sell targeted and measurable online advertising campaigns and programs for advertisers, generating qualified customer leads, online sales and increased brand recognition. Our focus is monetizing site traffic for ourselves and our clients by converting under-utilized Internet and mobile traffic to revenue using a variety of advertising methods.

We plan to focus on our marketing competency and our retooled business model will be based on advertising, lead generation and branding. We are evaluating a move into search engine marketing as a transition that would build upon our mobile and Internet gaming platform that is already operational. This plan will involve focusing on finding advertisers who are looking for new sources of traffic to run their ads as a means of monetizing our website traffic. We plan to provide personal computer and mobile portals as our communication platforms that would be branded to suit our publishers. We intend to serve search engine advertisements, banner ads, text messages and a variety of other advertisements through the portals. Advertisers would bid on a pay-per-click price to place ads in the traffic through our portals.

In March 2007 the Company signed a Letter of Intent (LOI) with Frazoo, LLC, a pay-per-click search engine company headquartered in California to purchase Frazoo. MGN intends to purchase blocks of Frazoo shares in 20% increments over a one-year period with Frazoo becoming a wholly-owned subsidiary of MGN Technologies. The Company has the option to accelerate the acquisition at any time. Frazoo is a tier 3 search engine with the same direction in pay-per-click advertising as Google, Yahoo and MSN. Frazoo’s operation is located at www.frazoo.com.

In April 2007 the Company implemented an online marketing strategy to rebuild its marketing network of websites to support Frazoo and the revitalized gaming program. The Company expects the marketing network to be operational in May 2007. It will consist of 20 website portals to promote Frazoo’s search and advertising capabilities.

We plan to create Internet traffic through partnering, aggregating and building web applications such as search engines, portals, gaming and applications that attract single users. The focus is advertising. Through advertisers we intend to create online advertising revenue streams utilizing website traffic from Internet publishers. We plan to partner with existing search engines and directories to distribute advertising through their website traffic. We also plan to aggregate traffic with web publishers with proven traffic who aren’t currently employing an advertising model as well as building our own websites and portals to generate traffic using casino games and related vertical offerings.

Using the traffic acquired through a variety of sources, we intend to sell to advertisers and push the advertising inventory to the network. Advertisers are looking for new sources of fresh traffic. They want branding, exposure or lead generation. Many are looking for a strong Return-On-Investment (ROI) from Internet marketing. Based on our experience on using our own proprietary software to create our own web traffic, we plan to create, run and manage the advertising campaigns to place the advertisers into the networks and in front of end users. End users click on ads through search engines, banners, text messages, etc. Advertisers pay on a per-click basis for the end user clicks. MGN Technologies invoices and collects. It pays the publisher a revenue split. We also generate residual income through a revenue share with our gaming licensees.

Products

1. Media Platform. In October, 2006 we signed a Letter of Intent to acquire the Z7Media.com Media Platform. We hope to complete the acquisition in the second quarter of 2007. The Media Platform is a state-of-the art proprietary media software application for development, implementation, management and processing of online marketing campaigns. It allows publishers and advertisers to distribute online advertising in an effective and cost-effective manner. Campaign management and analytics is the key to generating the ROI needed to profit from advertising. Our ad server will allow high volume ad campaigns to be distributed quickly and cost effectively.

2. Search Solutions. In March 2007, we signed a Letter of Intent to purchase Frazoo, LLC, a Tier-3 search engine with pay-per-click advertising. We hope to start the acquisition process in the second quarter of 2007. We would provide performance-based search engine marketing services for the Internet. Our Search Solutions is designed to connect advertisers with consumers who use search engines to search for information, products and services. We plan to use our technology and experience to help advertisers determine the keywords most relevant to their products and services that will lead users from search engines to the advertisers’ Web sites and to help advertisers optimize their search budgets. Through our relationships with other search engines, we also plan to help advertisers optimize their Web pages and receive better placement in search results.

3. Mobile Platform. We developed a proprietary mobile media platform to host and distribute mobile websites, applications and media. The platform delivers content to over 500 different mobile devices on several different carriers. The ability to port for different devices and carriers as well as deliver a variety of product offerings positions our mobile platform for growth as mobile marketing develops. We originally chose gaming, and in particular poker, as the first content to launch using our mobile platform. Based on the results of our initial efforts involving the marketing of our gaming products, we believe we will require more funding than originally anticipated to generate the results in this market that we expected. As a result, we plan to expand the use of our mobile platform and move beyond gaming in order to offer other services to businesses who have a need for our mobile platform.

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

With the passing of The Safe Port Act, as discussed below, we halted our business efforts to commercially deploy our mobile platform for licensing to the online gambling and land-based casino gaming. We intend to integrate our mobile platform with search engine marketing to benefit advertisers. Deployment of advertising through mobile applications is a developing niche of mobile marketing. We believe that we will require substantial additional financing in order to complete this retooling and expansion.

4. Gaming Through the MGN Mobile Gaming Platform, three versions of game play are available on the Internet and mobile phones.

a. Play-For-Free (PFF)—Members can play for free anytime. After registering for an account, points are provided to the player to learn and play the game. There is no money wagered or prizes offered. People play for free to learn how to play poker, to try out a new website or because they don’t like to risk money.

b. Play-For-Prizes (PFP)—Members play the games to earn points and can enter drawings for cash and prizes. Daily, weekly and monthly cash drawings as well as a variety of prizes provide incentive to play more. We work with branded companies as well as provide our own branded merchandise.

c. Play-For-Money (PFM)—MGN will own and license online gambling sites. Players compete against each other, and MGN or its operators are the house. The Company does not accept US bets. It will focus on International markets such as Europe and Asia.

The Company’s initial game product is MGN Limit Texas Holdem’, comprising all the basic aspects of an online Texas Holdem’ game including:

  Unlimited tables for up to six players per table
  Automatic deal and blind determinations and settings
  Continuous play from the pre-flop to the show down with basic call, raise and fold functions
  Easy-to-set rake schedules
  Player lobby for all basic functions
  Online cashier interface for player deposit and withdrawals

Revenue

     Media. We plan to generate revenues from our media, search and mobile platforms when an end user of our services generates a paid search at a website. The paid search may originate at our website or a distribution partners website. End users are created through our own efforts or through an aggregation with publishers. Advertisers pay to have us distribute advertising inventory to the end user through our aggregated traffic. Ultimately the revenue is created through by an end user clicking on a sponsored search link, banner, button or text-line based on a cost per search or page view which are recognized when the services are delivered. No revenue has been generated from our media, search and mobile platforms to date.

     Gaming. We intend to generate revenues from gaming from startup licensing fees and revenue sharing. Our casino games utilize sweepstakes gaming and build a residual income through monthly membership fees. We share the revenue with the licensee or we keep the revenue if its our own branded game.

Our Mobile Gaming Platform

Our original business plan was to license our gaming platform to strategic partners in the gaming industry, including land-based casinos, poker operators and corporations. We developed and commenced operations of our own sophisticated, Internet marketing programs that have been designed to drive customer acquisition. Our website at www.mgnpoker.net was designed to be our in-house distribution platform for our games. We launched this web site in January of 2006, however we have since ceased operation of the web site.

Our original intentions were to derive revenue through our licensing program with strategic partners in the gaming industry. We also planned to expand our target markets to include consumer-based companies beyond gaming. Our goal was to create multiple revenue streams through multiple channels of distribution for our products and services. We planned to offer through our licensees expanded service offerings to include membership fees and lead generation programs.

We have presently halted our efforts to license our mobile gaming platform due to the fact that our potential licensees have withdrawn from the mobile gaming market as a result of the passing of The Safe Port Act. We believe that this business opportunity has been adversely impacted by the passing of The Safe Port Act and the current regulatory environment in the United States

Passing of the Unlawful Internet Gambling Enforcement Act of 2006

Our business plans were adversely impacted by the passing of The Safe Port Act by the U.S. House of Representatives in May 2006. This statute went on to become a law in October of 2006. Included in the Safe Port Act was the Unlawful Internet Gambling Enforcement Act of 2006. This title (found at 31 U.S.C. § 5361-5367) prohibits the transfer of funds from a financial institution to an Internet gambling site, with the notable exceptions of "fantasy" sports, online lotteries, and horse/harness racing.

As a result of the passing of this legislation, all online gambling sites listed on the London Stock Exchange or similar markets stopped taking United States players due to the passage of the Act. Many non-public companies ceased gaming activities in the U.S. Non-gambling sectors of gaming such as skill-gaming, sweepstakes gaming and play-for-free gaming were also affected.

As a result of the passing of the Safe Port Act, our potential customers and licensees effectively halted their business activities that would involve using our mobile gaming platform and related software products. This including companies in online and land-based gambling. Accordingly, our immediate business opportunities in mobile and online games ceased to exist due to the passage of the Safe Port Act.

Our Websites

On January 27, 2006, we launched play-for-free gaming site featuring mobile and PC Texas Holdem poker. The website was located at www.mobilegamingnow.com. The website was designed to enable players to choose to play online through their browser with the no-download version or download the mobile game and play on a mobile phone. We shut down this web site in late fiscal 2006 due our determination to abandon our efforts to commercially deploy our mobile gaming platform as a result of the passage of The Safe Port Act.

On February 24, 2006, we announced the launch of a play-for-money website and a play-for-prizes website. We abandoned our efforts to launch these web sites in fiscal 2006 due to our determination to abandon our efforts to commercially deploy our mobile gaming platform as a result of the passage of The Safe Port Act.

The Company’s corporate website is located at www.mobilegamingnow and will be relaunched at www.mgn-inc.com in May, 2007.

Licensing Arrangements

On August 10, 2005, Ignition Technologies signed a license agreement with Fortuna Gaming for the licensing of our mobile gaming platform. However, Fortuna has failed to pay the monthly license fee as required under the license agreement and, as a result, we have cancelled this licensing agreement.

In May 2006, we entered into a letter of intent to license our mobile gaming platform to InfoByPhone, Inc. (“IBP”) which conducts business under the name “AskMeNow”, a wholly owned subsidiary of Ocean West Holding Corp. (“OWHC”). The letter of intent also contemplates an agreement between us and AskMeNow to jointly pursue mobile Internet gaming applications for possible distribution by AskMeNow. We have decided not to pursue definitive agreements and this letter of intent has been terminated.

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

On October, 17, 2006 we signed a license agreement with Robinson Wireless for the licensing of our mobile gaming platform that includes our Bronze, Silver and Gold Texas Holdem products. Pursuant to the terms of our license agreement with Robinson Wireless, Robinson Wireless licenses the use of our mobile gaming platform in consideration for the payment of a $50,000 one-time initial fee and a monthly revenue split of 50% of revenues generated by monthly sweepstakes memberships. The license is automatically renewed for additional one year terms unless terminated in accordance with the terms of the license agreement. The commencement date of this license agreement was to be on or before December 31, 2006, once the initial fee has been received. We have not received the initial $50,000 payment required to trigger commencement of this license agreement as of the date of this annual report, as such, the agreement has been terminated.

On October 24, 2006, we entered into a letter of intent with Z7Media.com, Inc. that contemplates our agreement to purchase a search engine media platform from Z7Media for $500,000 to be paid 100% in restricted common stock. Under this agreement, we would also pay to Z7Media a portion of the revenue generated through the search engine media platform derived from bringing traffic and selling advertisers and publishers. Revenues would be split 70% to us and 30% to Z7Media. No definitive agreement has been concluded as of the date of this annual report.

Our objective is to obtain more licensees and generate multiple revenue streams to increase our cash flow through the 2007 fiscal year. Our plans however are subject to numerous contingencies and risk factors beyond our control, including, among other things, market acceptance of our products, competition from well funded competitors, and our ability to manage our expected growth. We can offer no assurance that we will generate cash flow sufficient to meet our cash requirements in the long-term. We will require additional financing during fiscal 2007 to pursue our business plan. We plan to keep our operating costs to reasonable levels that reflect the cash that is available to us.

Other Agreements

In June 2005, the Company and Illuminated Technologies Inc. entered into a consulting agreement, pursuant to which, Illuminated agreed to provide technology services and continued development of the mobile gaming technology. We had originally planned to expend at least one million dollars to continue development of the mobile gaming technology. Illuminated had agreed to provide (i) certain network hardware and software systems (ii) the technical expertise and support of its employees, and (iii) other resources to continue development of certain software. During the year ended December 31, 2006, Illuminated ceased business operations and we terminated the agreement with Illuminated.

Effective December 22, 2005, we signed an agreement with Ownby Mobile Consulting LLC. The term of the engagement is one year with an option to renew. Both parties have the option to cancel the agreement. We agreed to issue 1,000,000 common shares as consideration for services. Shares are to be issued in a block of 250,000 shares every 3 months provided the work is deemed satisfactory at the discretion of the Company. As of December 22, 2006, the terms of the agreement have been completed with no plans of renewal.

On January 5, 2006, we entered into an investor relations agreement with Lyons Capital, LLC. The agreement contemplates Lyons introducing us to investment banking firms and institutional investors. We have issued a total of 200,000 common shares in instalments as work has been performed by Lyons.

Effective October 15, 2006, we signed an agreement with MarketVoice Inc. The term of the engagement is 6 months. Both parties have the option to cancel the agreement. We agreed to pay a fee of $5,000 per month and issue 300,000 common shares as consideration for services within 14 days of signing the agreement. As at December 31, 2006, $5,000 relating to fees and $87,000 relating to common shares to be issued are included in accounts payable.

Employees

As of April 9, 2007, we had no employees.

Our Prior Business

Since our incorporation and until our acquisition of Ignition Technologies in October 2005, we had focused our business efforts on the acquisition, exploration, development and exploitation of mineral and oil and gas properties. On March 7, 2005, we entered into a Purchase, Sale and Assumption Agreement, between our company and Trident Oil & Gas whereby we acquired Trident Oil & Gas’ undivided 37.5% interest in certain oil and gas leases and other assets located in the County of Tehama, California, in consideration for the issuance of 5,500,000 shares of our common stock (which were subsequently cancelled as described below) and $150,000 cash, payable within 180 days after the effective date of the Purchase, Sale and Assumption Agreement. On March 7, 2005 we also entered into a Purchase, Sale and Assumption Agreement, between our company and Atlas Energy whereby we acquired Atlas Energy’s undivided 75% interest in certain oil and gas leases and other assets located in the County of Madera, California in consideration for the issuance of 11,000,000 shares of our common stock (which were subsequently cancelled as described below) and $350,000 cash, payable within 180 days after the effective date of the Purchase, Sale and Assumption Agreement.

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

RISK FACTORS

Risks Related To Our Business

With the passing of the Safe Port Act in 2006, there may be no business opportunities that will enable us to commercially deploy and earn revenues from our mobile gaming platform.

Our original business plan involved the commercial deployment of our mobile gaming platform. This business plan included licensing our software platform to companies engaged in the online and mobile gaming businesses. The passing of the Safe Port Act in 2006 has resulted in our potential customers determining not to engage in the business of offering online and mobile gaming businesses in the United States. As a result, the potential demand for our mobile gaming platform has been adversely affected and there is no assurance that we will ever be able to generate revenues from our mobile gaming platform and related software and technology.

Our loan agreement with Alliance Capital provides that we are to pay interest at escalating rates of interest, with the result that our indebtedness to Alliance Capital has increased substantially to date and will continue to increase substantially if we are unable to repay this indebteness.

We are in default of our obligations to Alliance Capital pursuant to a loan agreement that has been amended. The loan agreement provides that we are to pay interest after default at an initial rate of 10% per month and that in the event any amounts remain unpaid more than 60 days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at December 31, 2006, default interest of $388,771 has been accrued. This loan remains outstanding and the interest paid has increased substantially from December 31, 2006 and will continue to increase so long as this amount is outstanding. Under the terms and conditions of the Pledge and Escrow Agreement in relation to this obligation, as at December 31, 2006 we were required to place 19,000,454 in escrow. This did not occur at December 31, 2006, nor have any shares been placed in escrow to date.

There is no assurance that we will be able to commercially exploit our mobile platform or to use the software technology in on-line adverting and marketing industry or any other business.

We are presently retooling our business plans for deployment of our mobile platform to focus on growing and monetizing website traffic for advertising campaign and programs. There is no assurance that we will be able to use our software technology in on-line advertising and marketing industry or any other business application or that we will be able to generate any revenues from our software technology in any other complementary business.

There is no assurance that we will acquire any new business or technology.

As part of the retooling of our business plans, we may attempting to acquire an interest in a new business or technology. Such an acquisition would most likely require that we obtain new financing that would be necessary to pursue such a new acquisition or a new business. There is no assurance that we would be able to acquire any new business or technology or that we would be able to obtain the financing necessary to operate or exploit such any new business or technology that we acquire.

There is no assurance that we will be able to continue to support our mobile software technology.

Illuminated Technologies, the company that developed our mobile software technology, has ceased business operations. As a result, there is no assurance that we will be able to provide any customers or licensees of our software technology with the support necessary for the continued operation of our mobile software technology if we are able to sell or license our mobile software technology.

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

  support our planned growth and carry out our business plan, develop new or enhanced services and technologies,
  increase our marketing efforts,
  acquire complementary businesses or technologies, and
  respond to competitive pressures or unanticipated requirements.

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

     Since inception through December 31, 2006, we have incurred aggregate net losses of $10,885,493 from operations. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the demand for our products, and the level of competition and general economic conditions.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a sustainable level of income from licensing the use of our products. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2006 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

We are currently in the development stage and do not have licensees of our products. If we are unable to increase our market share and generate significant revenues from the license of our products, then our revenues may not increase significantly.

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

     Our success will be largely dependent upon our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical business of software development for online gaming applications. Such individuals are in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel or we may fail to retain such employees after they are hired. Mark Jensen, through our consulting agreement with DVRC, Inc., of which Mr. Jensen is the principal, is our chief executive officer and is vital to the success of our company’s business. The resignation or removal of Mark Jensen from our company, and the inability to replace Mr. Jensen with a suitable replacement, would have a material adverse effect on our company. In addition, the inability of our company to hire key personnel when needed will have a significant negative effect on our business.

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

     On October 25, 2005, we closed a convertible Credit Facility Agreement dated October 21, 2005 with Androgas Property under which we may draw down up to $2,765,000 over the period of one year. As of the date of this annual report, we have drawn down the entire amount of the credit facility. The credit facility matures on October 21, 2010 and the principal amount is repayable at that time. Androgas Property may at any time and from time to time during the term of the credit facility, convert the balance of the credit facility or any portion thereof into units of our common stock. The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit. Each unit consists of one common share and one share purchase warrant. The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share. On August 31, 2006, we entered into an amendment to the credit facility agreement by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price per warrant from $1.00 per share to $0.50 per share. In the event that Androgas Property elects to convert all amounts under the credit facility and elects to exercise all share purchase warrants, Androgas Property would hold 22,120,000 shares of our common stock or approximately 34% of the currently issued and outstanding shares of our common stock.

Our Memorandum and Articles contain provisions that could delay or prevent a change of control and could limit the market price of our common stock.

     Our authorized capital stock consists of an unlimited number of common stock with no par value and an unlimited number of Class “A” preferred stock with no par value. To date, 42,828,350 shares of our common stock are issued and outstanding and no shares of preferred stock are issued and outstanding. Our board of directors, without any action by our stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish many of the rights, preferences and privileges of these shares. The holders of preferred stock shares rank, both in regards to dividends and to return of capital, in priority to all other shares of our company and may have other superior rights to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

We maintain our corporate executive offices at #12 – 1730 Broadway Street, Port Coquitlam, British Columbia, Canada V3C 2M8 and our telephone number is 604-945-2405 and our fax number is 425-650-9981. Our subsidiary, Ignition Technologies, Inc. resides at 11400 N.E. 132nd Street, G-201, Kirkland, WA 98034 and its telephone number is (425) 814-3734 and its fax number is (425) 650-9981. The spaces are leased on a month by month basis and we believe that they will be adequate for our needs for the next two to three years. We do not have a written lease agreement.

Item 3.	Legal Proceedings

From time to time, the Company may become involved in various claims and lawsuits incidental to its business. There are presently no material legal proceedings pending or threatened against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Security holders during the fourth quarter of the fiscal year covered by this annual report.

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

Fiscal Year Ended December 31, 2006
Quarter Ended	High	Low
December 31, 2006	0.30	0.05
September 30, 2006	1.00	0.25
June 30, 2006	2.00	1.10
March 31, 2006	2.35	1.90
Fiscal Year Ended December 31, 2005
Quarter Ended	High	Low
December 31, 2005	$2.35	$1.75
September 30, 2005	Nil	Nil
June 30, 2005	Nil	Nil
March 31, 2005	0.97	Nil

On April 9, 2007, the closing price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $0.05.

Holders of Our Common Stock

As of April 5, 2007, there are 24 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have a 2006 Stock Option Plan (“the Plan”) dated January 11, 2006, for the granting of options to purchase common stock. The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options does not exceed 4,000,000. The following table contains information regarding the Company’s stock option plan as of April 9, 2007:

Number of
	securities to be		Number of securities
	issued upon	Weighted average exercise	remaining available for
	exercise of	price of outstanding options	future Issuance under
Plan Category	outstanding options	US$	equity compensation plan

Equity compensation plan	550,000	$2.04	3,450,000
approved by security
holders

Recent Sales of Unregistered Securities

We completed the sales of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) described below during the year ended December 31, 2006:

In April 2006, the Company issued 100,000 common shares to Southgate SEO, LLC at a fair value of $167,500, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005. The Company also issued 2,500 common shares with a stated fair value of $5,000 to Econ Investor Relations, pursuant to a consulting agreement entered into on January 8, 2006.The shares issued and to be issued were and will be made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will be restricted shares and will bear the appropriate restrictive legend.

On May 9, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC at a fair value of $80,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005. The Company also issued 250,000 common shares to Ownby Mobile Consulting, LLC., at a fair value of $400,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005. The shares issued and to be issued were and will be made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will be restricted shares and will bear the appropriate restrictive legend.

On June 6, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC at a fair value of $75,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005. The Company also issued 100,000 common shares to Lyons Capital, LLC at a fair value of $229,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to an investor relations agreement entered into on January 5, 2006. The shares issued and to be issued were and will be made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will be restricted shares and will bear the appropriate restrictive legend.

On November 8, 2006, our company issued 250,000 common shares to Ownby Mobile Consulting, LLC pursuant to a marketing agreement entered into on December 22, 2005. The Agreement contemplates Ownby assisting the Company in developing and implementing a marketing and sales strategy with a view to increasing revenues for the Company. The Agreement provides for the payment by the Company to Ownby of the monthly sum of $5,000 per month for a period of one year from the effective date of the Agreement and the issuance from the Company’s treasury of 250,000 common voting shares at the end of every three-month period during which the Agreement is still in effect for a period of one year for a total of 1,000,000 common voting shares. The shares issued and to be issued were and will be made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will be restricted shares and will bear the appropriate restrictive legend.

No repurchases of securities were made in the year ended December 31, 2006.

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

On April 1, 2005, Ignition Technologies purchased all rights to the mobile gaming platform and the business of providing mobile games and gaming technology, which now forms the basis of our company’s product line. On August 10, 2005, Ignition Technologies signed a License Agreement with Fortuna Gaming for the licensing of our Mobile Gaming Platform that includes the Bronze and Silver Texas Holdem products. Pursuant to the terms of our License Agreement with Fortuna Gaming, we agreed to license the use of the Mobile Gaming Platform to Fortuna Gaming in consideration for a $50,000 one-time initial fee and a monthly license fee of $5,000 plus $0.50 for each player who uses the system in excess of 10,000 players. Fortuna has failed to pay its monthly licensing fee and as such we had cancelled this agreement.

For the year ended December 31, 2006, we recognized $45,366 (December 31, 2005 - $5,556) from the licensing of our products.

To date, we have only generating revenues from our licensing program. We did not generate any revenues from our websites during fiscal 2006. We ceased operation of our websites in fiscal 2006 and we are currently not earning revenues from our licensing program. We have incurred recurring losses and had a working capital deficiency of $2,609,604 as at December 31, 2006 (December 31, 2005 - $676,502). As at the date of this annual report, we had drawn down the entire amount of a $2,765,000 credit facility available to us, of which 8% ($220,300) was paid as a commission.

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

Plan of Operations

We estimate our operating expenses for the next twelve months to be as follows:

Operating Expenses
Sales and Marketing	$120,000
General and Administrative	15,000
Research and Development	12,000
Consulting Fees	100,000
Professional Fees	200,000
Rent	6,000
Capital Expenditures	20,000
Officer and Employee Compensation	180,000
Financing	590,500
Working capital	2,856,500
Total	$4,100,000

These estimates do not include any potential capital requirements in the event that we identify any products or businesses the acquisition of which may add value to our company. In the event that we do not achieve the financing necessary to enable us to pursue our plan of operations, then we will scale back our plan of operations to be within our available financial resources.

Sales and Marketing

Our company performs all of its own sales and marketing activities and we also offer sales and marketing services to corporations or other persons who license our products or otherwise request such services. We anticipate spending approximately $120,000 on sales and marketing activities in the next twelve months. These activities include website development, search engine optimization, affiliate programs, reciprocal linking, and local internet marketing.

General and Administrative

We anticipate spending approximately $15,000 on general and administrative matters in the next twelve months. These costs will consist primarily of banking, licenses and permits, and telephone and utility bills.

Research and Development

We anticipate spending approximately $12,000 on product development in the next twelve months. This relates to the development and maintenance of our mobile platform.

Consulting Fees

We anticipate spending approximately $100,000 on consulting fees in the next twelve months relating to the management and operation of our business.

Professional Fees

We anticipate spending approximately $200,000 on professional fees in the next twelve months relating mainly to legal, accounting and regulatory compliance expenses.

Rent

We anticipate spending approximately $6,000 on rent for our executive offices in the next twelve months.

Capital Expenditures

We estimate spending approximately $20,000 for computer hardware and software equipment for servers, including game servers, financial servers, merchant servers, and marketing servers, during the next 12 months.

Officer and Employee Compensation

We estimate spending approximately $180,000 in officer and employee hiring and compensation during the next twelve months. We currently employ one executive officer, Mark Jensen, who acts as our President, Chief Executive Officer and a Director. We are seeking and intend to hire other suitable individuals with specific industry knowledge in the software gaming business for the following positions within the next twelve month period: Chief Financial Officer, Controller/Compliance Director, and Sales Director.

Financing Activities

We anticipate spending approximately $590,500 in financing activities in the next twelve months as we seek the financing required to enable us to pursue our plan of operations.

Working Capital

We anticipate spending approximately $2,856,500 in working capital in the next twelve months to cure our working capital deficiency.

Results of Operations

The following table provides information relating to our audited operating results for the periods indicated:

Year Ended	Year Ended
December 31,	December 31,

	2006	2005
Revenues	$45,366	$5,556
Operating Expenses	4,663,586	2,575,775
Loss from Operations	(4,618,220)	(2,570,219)
Loss on exchange of convertible debt	(1,971,506)	Nil
Loss on impairment of intangible assets	(126,383)	Nil
Amortization of debt issuance costs	(329,990)	Nil
Financing costs	(207,774)	Nil
Interest Expense	(1,019,454)	35,903
Net Loss	(8,273,327)	(2,606,122)

Revenues

For the year ended December 31, 2006, we recognized revenues of $45,366, compared to $5,556 in the year ended December 31, 2005. These revenues are attributable to fees earned under our license agreement with Fortuna Gaming. While we had received the initial one time fee of $50,000 pursuant to our licensing agreement with Fortuna Gaming in 2005, for accounting purposes, in accordance with US GAAP Statement of Position SOP No. 97-2, Software Revenue Recognition, a portion of this amount has been deferred and is being amortized over the term of the license. We have since terminated our license agreement with Fortuna Gaming. Accordingly, the remaining balance of the initial fee has been recognized as revenue during the year ended December 31, 2006.

We are currently not earning any revenues from our business operations

Consulting Fees

For the year ended December 31, 2006, we incurred consulting fees of $3,042,625, compared to $362,977 in the year ended December 31, 2005, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The increase is due to more consultants that have been engaged to provide services as a result of increased operations and development of business following the reverse acquisition in October 2005 Such 2006 amount includes $1,963,750 (2005 – Nil) in respect of services for which common stock has been issued, based on quoted market prices of the underlying common stock on the respective agreement or issuance dates, as applicable. As well, stock option compensation relating to options granted to consultants during 2006 amounted to $378,867 (2005 – Nil).

Depreciation

For the year ended December 31, 2006, depreciation relating to our software, property and equipment was $86,871, compared to $75,318 in the year ended December 31, 2005.

General and Administrative

For the year ended December 31, 2006, our general and administrative expenses were $413,549, compared to $150,387 in the year ended December 31, 2005. These expenses related to banking, travel and accommodation, licenses and permits, and telephone and utility bills. The increase in these expenses is a result of increased operations. The increase is largely as a result of a full year of operation in 2006 following completion of the reverse acquisition in October 2005 and concurrent convertible debt financing which provided needed funding for our company.

Professional Fees

For the year ended December 31, 2006, we paid professional fees of $251,231, compared to $169,573 in the year ended December 31, 2005. These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses resulting from a full year of operation as a public company.

Regulatory and Transfer Agent Fees

For the year ended December 31, 2006, we paid regulatory and transfer agent fees of $4,544, compared to $9,010 in the year ended December 31, 2005. These fees are artributable mainly to transfer agent and regulatory compliance expenses.

Rent

For the year ended December 31, 2006, we paid rent of $89,851 for our executive offices, compared to $29,407 in the year ended December 31, 2005.

Research and Development

For the year ended December 31, 2006, our research and development expenses were $774,915, compared to $1,779,103 in the year ended December 31, 2005, relating to the development of our online and mobile games, primarily our Texas Holdem products. Our research and development activities were comprised primarily of amounts paid to Illuminated Technologies during the first half of fiscal 2006 prior to termination of our agreement with Illuminated Technologies and our determination to cease further research and development activities as a result of the passing of The Safe Port Act. As discussed above, we plan on spending approximately $12,000 in the next 12 months for research and development of our products. Our 2005 expense includes stock-based compensation in the amount of $632,700 relating to pre-acquisition common shares issued by our subsidiary at a price less than their market value.

Loss from Operations

For the year ended December 31 2006, our loss from operations was $4,618,220, compared to $2,570,219 in the year ended December 31, 2005.

Loss on Extinguishment of Convertible Debt

On August 31, 2006, we entered into an amendment to the credit facility agreement with Androgas by decreasing the conversion price of the debt from $0.70 per unit to $0.25 per unit and the exercise price of each warrant from $1.00 per share to $0.50 per share. For accounting purposes, the modification of the convertible debt was accounted for as an extinguishment of debt in exchange for a new convertible instrument. In accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument”, a loss on exchange of convertible debt of $1,971,506 was recorded in the year ended December 31, 2006.

Amortization of Debt Issue Costs

For the year ended December 31, 2006, amortized debt issue costs were $329,990, compared to $Nil in the year ended December 31, 2005. Amortization of debt issue costs in the year ended December 31, 2006 relate to certain commissions and finders’ fees paid in connection with the notes payable issued in the first and second quarters of 2006.

Impairment of intangible assets

During the year ended December 31, 2006, we wrote off the remaining balance of our mobile game and marketing software, acquired in April 2005 and being amortized over three years.

Financing Costs

For the year ended December 31, 2006, financing costs were $207,774, compared to $Nil in the year ended December 31, 2005. Financing costs related to the extension and administrations fees as well as the increase in fair value of the warrants amended and issued for the extension of one of the notes payable.

Interest Expense

For the year ended December 31, 2006, interest expense was $1,019,454, compared to $35,903 in the year ended December 31, 2005. Interest expenses related to certain notes payable issued by us and include the accretion of the debt discount relating to the convertible debenture from Androgas.

Loss for the Period

Our company incurred a net loss of $8,273,327 for the fiscal year ended December 31, 2006, compared to $2,606,122 in the year ended December 31, 2005.

Liquidity and Capital Resources

As at December 31, 2006, our company had cash on hand of $Nil (December 31, 2005 - $227,860) and a working capital deficiency of $2,609,604 We will require additional financing to pursue our plan of operations.

Plan of Operations and Financing Requirements

We plan to spend approximately $1,243,500 over the next twelve months in carrying out our plan of operations, subject to our ability to obtain additional financing, and in repaying the note payables. Such amount excludes financing required to rectify our working capital deficiency of which we hope to negotiate settlement in common stock where possible. Should we be required to settle all payables in cash, our cash requirements would be approximately $4.1 million. We have incurred recurring losses in our operations. To date, we have had negative cash flows from operations, are in default of various of our notes payable and have been dependent on debt financing for our cash requirements. Based on these factors and our limited cash and working capital, we will require additional capital to pursue our plan of operations, as outlined above.

We intend to fulfill our additional cash requirements through the sale of equity securities or debt financing from current stockholders, if available. There can be no assurance that we will achieve any sale of our equity securities to obtain the funding required. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be required to scale down or cease the operation of our business.

Credit Facility Agreement

On October 21, 2005, we entered into a Credit Facility Agreement pursuant to which our company could draw down up to $2,765,000 for a period of one year until October 21, 2006, including an 8% ($220,300) commission to secure the facility. At December 31, 2006, we had drawn down the entire amount of the credit facility (December 31, 2005 - $1,599,700). The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit whereby each unit consists of one common share and one share purchase warrant. The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share. On August 31, 2006, the Company entered into an amendment to the above credit facility agreement by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share.

Upon closing of the acquisition of Ignition, we drew down $1.6 million of this facility convertible at the same terms as described above. During the year ended December 31, 2006, we drew down the balance of the credit facility of $1,165,300. We paid an 8% commission of $220,300 which was capitalized as debt issue costs and will be amortized over the term of the debt. In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the beneficial conversion feature is calculated on the convertible debt based on the excess of the fair value of common stock on the commitment date over the portion of the proceeds allocated to the common stock issuable upon conversion of the convertible debt. As such, a total beneficial conversion feature of $1,981,486 was recorded as a discount to the convertible debt and initially credited to additional paid-in capital. The discount is being amortized to interest expense over the term of the debt using the effective interest rate method.

On August 31, 2006, we modified the convertible debt by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share. In accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and EITF 05-7 “Accounting for Modification of Conversion Options Embedded in Debt Instruments and Related Issues”, for accounting purposes, the modification was accounted for as an extinguishment of the original debt with the issuance of a new convertible debt. The new convertible debt was recorded on the date of modification at its fair value which is estimated to approximate the fair value of the underlying common shares. The difference between the fair value of the modified convertible debt and the carrying value of the original debt was recorded as a loss on exchange of convertible debt of $1,971,506 in our Consolidated Statement of Operations.

Notes Payable

On March 27, 2006, we entered into a loan agreement with Alliance Capital Ventures, LLC pursuant to which we issued a note payable in the principal amount of $400,000 and share purchase warrants to acquire 200,000 shares of our common stock exercisable at a price of $1.00 per share until March 26, 2011. The note was secured by 500,000 free trading shares (“Secured Shares”) of the Company’s common stock held by the Vice-President of Investor Relations of the Company. Pursuant to the Pledge and Escrow Agreement, the Company is required to place additional shares in escrow if the quoted market price of the Secured Shares fell below a predetermined threshold. As of December 31, 2006, the Company is required to place 19,000,454 shares in escrow as additional security, in accordance with the Pledge and Escrow Agreement to the note. The interest on the loan was originally 10% of the principal amount of the loan and the full amount of such interest is due and payable irrespective of whether the loan is paid on or before the date of maturity. The principal amount of the loan was originally due in full on June 26, 2006. On June 30, 2006, we entered into an amendment to the loan agreement pursuant to which the maturity date was extended from June 26, 2006 to July 31, 2006. In addition, the number of warrants issued was increased from 200,000 to 400,000, the exercise price of the warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period of the warrants was extended to June 30, 2011. As a result of these amendments to the detachable warrants, financing costs of $157,268 (based on the increased in value of the amended warrants compared to the original warrants immediately before the amendments) were included in the total financing costs of $207,774 charged to our statement of operations. We have defaulted on this note, however, the lender has not as yet taken any action upon the default. We are currently in discussions with the lender regarding the repayment of amounts due under the note. We plan to raise additional funds through an issuance of our shares, a portion of which could be used to repay the principal amount of the loan, however, there can be no assurance that we will be able to complete such a financing. As a result of the note being in default, all the Secured Shares were transferred to the lender as partial payment of approximately $96,000 of the debt (which approximates the quoted market value of the Secured Shares) on the date of settlement. The Company has agreed to repay the Vice President of Investor Relations $96,000 for the 500,000 Secured Shares that was transferred to the lender. The amount was accrued in accounts payable and accruals. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remained unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at December 31, 2006, default interest of $388,771 has been accrued. The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt. The current rate of interest on this debt is 45% per annum, and the amount outstanding is $3,130,752 as of March 31, 2007. With respect to the Pledge and Escrow Agreement, the Company is required to place in escrow 156,537,613, based on the requirements of the agreement.

On April 27, 2006, we entered into a loan agreement with Abettor Agencies, Ltd. pursuant to which we issued a note payable in the principal amount of $200,000 and share purchase warrants to acquire 100,000 shares of our common stock exercisable at a price of $1.00 per share until April 27, 2009. The principal amount of the loan was due in full on the earlier of August 25, 2006, or at the date upon which we close a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the loan. We have defaulted on this note and are currently in discussions with the lender regarding the repayment of amounts due under the note. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter until the debt is paid in full. As at December 31, 2006, default interest of $114,615 has been accrued. The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Cash Flows from Operating Activities

Operating activities used cash of $1,398,570 in the year ended December 31, 2006 ($1,615,693 – December 31, 2005). An increase in accounts payable and accrued liabilities provided cash of $948,930 ($245,699 – December 31, 2005). Due to our inability to generate cash from operations, we rely on cash from financing activities to fund our operations.

Cash Flows from Investing Activities

In fiscal 2006, investing activities used cash of $13,127 ($340,345 for the year ended December 31, 2005) relating to the purchase of property and equipment.

Cash Flows from Financing Activities

In fiscal 2006, financing activities provided cash of $1,139,817 ($2,200,050 – December 31, 2005). Proceeds from the issuance of convertible debentures provided cash of $945,000 ($1,599,700 – December 31, 2005) and proceeds from advances on notes payable provided cash of $645,892 ($500,000 – December 31, 2005) during 2006. $500,000 of notes payable were repaid during the year ended December 31, 2006.

Outlook

There are no assurances that we will be able to generate revenues, generate cash flows from operations or obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when we needed, or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be required to scale down or cease our operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements as at and for the years ended December 31, 2006 and 2005, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The notes to such financial statements describe the circumstances that lead to this concern by our independent auditors. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalized direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. As at December 31, 2006 and December 31, 2005, no website development costs have been capitalized.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of FIN 48.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of this Statement will change current practice, effective December 1, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS No. 157.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS No. 159.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.	Financial Statements

Index to Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets – December 31, 2006 and 2005
F-3	Consolidated Statements of Operations and Comprehensive Loss – Years ended December 31, 2006 and 2005 and from March 3, 2003 (inception) to December 31, 2006
F-4	Consolidated Statements of Cash Flows – Years Ended December 31, 2006 and 2005 and from March 3, 2003 (inception) to December 31, 2006
F-5	Statements of Changes in Capital Deficit – Period from March 3, 2003 (inception) to December 31, 2006
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
MGN Technologies, Inc.
(A Development Stage Company)

We have audited the Consolidated Balance Sheets of MGN Technologies, Inc. (a development stage company) as at December 31, 2006 and 2005 and the related Consolidated Statements of Operations and Comprehensive Loss, Stockholders’ Deficit and Cash Flows for the years then ended and for the cumulative period from March 3, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGN Technologies, Inc. (a development stage company) as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the cumulative period from March 3, 2003 (inception) to December 31, 2006 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has only recently commenced earning revenue, has negative working capital, has accumulated deficit of $10,885,493 since its inception and has no assurance of future profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
April 18, 2007 (except for Note 7, May 2, 2007)

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31,	December 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	–	227,860
Receivables	8,759	2,676
Prepaid expenses	–	36,456
Total Current Assets	8,759	266,992
Deferred Issue Costs, net of accumulated amortization of $40,490	179,810	–
Property and Equipment (Note 4)	65,778	78,456
Mobile Game and Marketing Software (Note 5)	–	187,450
Total Assets	254,347	532,898

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities
Bank overdraft	48,925	–
Accounts payable and accruals	1,231,142	318,418
Accrued interest	543,386
Deferred revenue	–	44,444
Notes payable (Note 7)	794,910	580,632
Total Current Liabilities	2,618,363	943,494
Convertible Debt (Note 8)	2,765,000	812,332
Total Liabilities	5,383,363	1,755,826
Contingencies and Commitments (Notes 1 and 12)
Capital Deficit
Preferred Stock
Authorized: Unlimited Class A Preferred shares, without par value
Issued: nil shares	–	–
Common Stock (Note 9)
Authorized: Unlimited common shares, without par value
Issued: 42,828,350 shares (2005 – 41,275,850 shares)	2,944,103	760,353
Additional Paid-In Capital	2,734,849	632,700
Accumulated Other Comprehensive Loss	77,525	(3,815)
Deficit Accumulated During the Development Stage	(10,885,493)	(2,612,166)
Total Capital Deficit	(5,129,016)	(1,222,928)
Total Liabilities and Capital Deficit	254,347	532,898

The accompanying notes are an integral part of these consolidated financial statements

F– 2

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Accumulated from
	March 3, 2003	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$

Revenue	50,922	45,366	5,556

Operating Expenses

Consulting fees	3,405,602	3,042,625	362,977
Depreciation	162,189	86,871	75,318
General and administrative	564,980	413,549	150,387
Professional fees	425,804	251,231	169,573
Regulatory & transfer agent fees	13,554	4,544	9,010
Rent	119,258	89,851	29,407
Research & development	2,554,018	774,915	1,779,103

Total Operating Expenses	7,245,405	4,663,586	2,575,775

Loss from Operations	(7,194,483)	(4,618,220)	(2,570,219)

Other Expense

Loss on exchange of convertible debt (Note 8)	(1,971,506)	(1,971,506)	–
Loss on impairment of intangible assets	(126,383)	(126,383)	–
Amortization of debt issue costs	(329,990)	(329,990)	–
Financing costs	(207,774)	(207,774)	–
Interest	(1,055,357)	(1,019,454)	(35,903)

Net Loss	(10,885,493)	(8,273,327)	(2,606,122)

Other Comprehensive Loss
Foreign currency translation adjustment	77,525	81,340	–

Comprehensive Loss	(10,807,968)	(8,191,987)	(2,606,122)

Loss Per Share – Basic and Diluted		(0.20)	(0.12)

Weighted Average Shares Outstanding		42,161,000	22,479,739

The accompanying notes are an integral part of these consolidated financial statements

F– 3

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	March 3, 2003	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss for the period	(10,885,493)	(8,273,327)	(2,606,122)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of convertible debt discount	120,580	91,762	28,818
Accretion of discount on notes payable	290,114	290,114	–
Accrued interest	543,386	543,386	–
Amortization of debt issue costs	329,990	329,990	–
Depreciation	162,190	86,872	75,318
Loss on exchange of convertible debt	1,971,506	1,971,506	–
Loss on impairment of intangible assets	126,383	126,383	–
Stock-based compensation	1,011,567	378,867	632,700
Stock issued for services	1,963,750	1,963,750	–
Financing costs	157,268	157,268	–

Changes in operating assets and liabilities
Receivables	(6,177)	(6,083)	(94)
Accounts payable and accrued liabilities	1,200,573	948,930	245,699
Deferred revenue	–	(44,444)	44,444
Prepaid expenses	–	36,456	(36,456)

Net Cash Used in Operating Activities	(3,014,363)	(1,398,570)	(1,615,693)

Investing Activities
Cash acquired from recapitalization	879	–	879
Mobile game and marketing software	(250,000)	–	(250,000)
Purchase of property and equipment	(104,351)	(13,127)	(91,224)

Net Cash Used in Investing Activities	(353,472)	(13,127)	(340,345)

Financing Activities
Bank overdraft	48,925	48,925	–
Proceeds from issuance of convertible debt, net of commission	2,544,700	945,000	1,599,700
Advances on notes payable, net of cash issuance costs	1,145,892	645,892	500,000
Repayment of notes payable	(500,000)	(500,000)	–
Proceeds from issuance of common stock	100,450	–	100,350

Net Cash Provided by Financing Activities	3,339,967	1,139,817	2,200,050

Net Increase (Decrease) in Cash	(27,868)	(271,880)	244,012

Effect of Foreign Exchange on Cash	27,868	44,020	(16,152)

Cash – Beginning of Period	–	227,860	–

Cash – End of Period	–	–	227,860

Non-cash Investing and Financing Activities
Stock issued for recapitalization	659,903	–	659,903
Stock issued for finders’ fees	220,000	220,000	–
Increase in value of detachable warrants	157,268	157,268	–

Supplemental Disclosures:

Interest paid	6,250	–	6,250
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

F– 4

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
From March 3, 2003 (Date of Inception) to December 31, 2006
(Expressed in U.S. dollars)

					Deficit
				Accumulated	accumulated
			Additional	other	during the
	Common Stock		paid-in	comprehensive	development
	Shares	Amount	capital	loss	stage	Total
		$	$	$	$	$
Balance - March 3, 2003 (Date of
Inception)	55,000	100	–	–	–	100
Net loss for the period	–	–	–	–	(2,639)	(2,639)
Balance – December 31, 2003	55,000	100	–	–	(2,639)	(2,539)
Net loss for the year	–	–	–	–	(3,405)	(3,405)
Balance – December 31, 2004	55,000	100	–	–	(6,044)	(5,944)
Issuance of common stock for cash at
$0.002 per share	192,500	350	–	–	–	350
Issuance of common stock for cash at
$7.67 per share	13,035	100,000	–	–	–	100,000
Stock-based compensation (Note 9)	–	–	632,700	–	–	632,700
Adjustment for the issuance of common
stock on recapitalization	24,489,465	–	–	–	–	–
Adjustment to stockholders' equity of the
Company at the recapitalization date	16,525,850	659,903	–	–	–	659,903
Accumulated other comprehensive loss	–	–	–	(3,815)	–	(3,815)
Net loss for the year	–	–	–	–	(2,606,122)	(2,606,122)
Balance – December 31, 2005	41,275,850	760,353	632,700	(3,815)	(2,612,166)	(1,222,928)
Issuance of common stock for services	1,552,500	2,183,750	–	–	–	2,183,750
Convertible debt	–	–	1,275,900	–	–	1,275,900
Detachable warrants issued in
connection with notes payable (Note 7)	–	–	290,114	–	–	290,114
Modification of warrants (Note 7)	–	–	157,268	–	–	157,268
Stock-based compensation	–	–	378,867	–	–	378,867
Accumulated other comprehensive loss	–	–	–	81,340	–	81,340
Net loss for the year	–	–	–	–	(8,273,327)	(8,273,327)
Balance – December 31, 2006	42,828,350	2,944,103	2,734,849	77,525	(10,885,493)	(5,129,016)

The accompanying notes are an integral part of these consolidated financial statements

F– 5

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Business

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

2.	Summary of Significant Accounting Policies

	a)	Principles of Consolidation and Ability to Continue as Going Concern

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To December 31, 2006, the Company has recognized cumulatively $50,922 in licensing revenues, has negative working capital and has consolidated accumulated deficit of $10,885,493 as at December 31, 2006. The continuation of the Company is dependent upon the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company is in the development stage and has a limited operating history. The successful implementation of its business strategy depends on numerous factors including economic competitive, technological factors and uncertainties, the ability to hire and retain qualified personnel, and the ability to obtain financing on acceptable terms to continue the development of its plans. Adverse economic or competitive conditions, the failure to hire and retain qualified personnel or obtain financing on acceptable terms when required could affect the Company’s future operations. The Company has only recently commenced earning revenue, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. On October 25, 2005, the Company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property S.A., an Austrian company, whereby Androgas Property has provided the Company with a $2,765,000 credit facility that has been fully drawn down as at December 31, 2006.

Management anticipates that it requires approximately $4.1 million over the next twelve months ended December 31, 2007 to continue operations. To the extent that cash needs are not achieved from operating cash flow, the Company plans to raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	b)	Use of Estimates

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

	c)	Cash

The Company considers cash to include amounts held in banks and highly liquid investments with maturities at point of purchase of three months or less.

	d)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation has been calculated using the following annual rates and methods:

Computer equipment	30% declining-balance basis
Furniture and fixtures and office equipment	20% declining-balance basis

e)	Fair Value of Financial Instruments

The fair values of cash, receivables, accounts payable and accrued liabilities and notes payable, approximate their carrying values because of their demand or short-term nature. The fair value for convertible notes approximates its carrying amount because its general terms are comparable to those on convertible debentures received by other development stage companies not having revolving credit facilities for comparable amounts borrowed.

f)	Foreign Currency Translation and Transactions

The functional currency of MGN is the Canadian dollar, with the United States dollar as the reporting currency. The functional currency of Ignition Technologies is the United States dollar.

Assets and liabilities of the Company which are denominated in Canadian dollars are translated to US dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated to US dollars using the average rate in effect for the period. The cumulative effect of any translation gains or losses is included in the Accumulated Other Comprehensive Loss account in Stockholders’ Equity (Capital Deficit).

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

g)	Revenue Recognition

The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended for accounting and recognizing revenue. In accordance with SAB No. 104 and SOP 97-2, the Company recognizes revenue. In accordance with SAB No. 104 and SOP 97-2, the Company recognizes the monthly licensing fees when the amount is due which is when all the criteria under SOP 97-2 have been met provided that no significant production, modification or customization of the software is required. Also in accordance with SOP 97-2, the Company defers and recognizes initial non-refundable set-up fees on a straight-line basis over the term of the underlying licensing agreement. If collectibility will not be considered probable, revenue will be recognized when the fee is collected. In an arrangement with multiple deliverables, the Company will allocate fees to various elements based on vendor- specific objective evidence of fair value as defined in SOP 97-2. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Service revenue will be primarily derived from fees for consulting services related to the Company’s mobile gaming software, which are recognized as the services are performed.

As at December 31, 2006, the Company has no customers nor any contracts in progress upon which revenue may be earned.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Research and Development

Research and development costs are charged to expenses as incurred.

In accordance with SFAS No. 86, development costs incurred in the development of software are capitalized from the time that technological feasibility in the form of a working model has been established through to the general release to the customer. As at December 31, 2006, no development costs have been capitalized in the consolidated financial statements

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalizes direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. As at December 31, 2006, as the Company’s website was still in the planning stage, no costs were capitalized at year end.

	i)	Mobile Game and Marketing Software

Mobile game and marketing software is recorded at cost less accumulated depreciation. Depreciation is recorded based on current and future revenue for the software with an annual minimum depreciation amount equalling to the straight-line amortization of the costs over the estimated economic life of the software of approximately three years.

The Company evaluates the capitalized software costs for impairment on each balance sheet date in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”. At such time, the unamortized cost of the mobile game and marketing software is compared to its estimated net realizable value. The amount by which the unamortized carrying costs of the software exceed the net realizable value will be written-off. As at December 31, 2006, impairment of $126,383 (2005 - $Nil) has been recorded.

	j)	Marketing and Advertising

Marketing and advertising costs are charged to expenses as incurred. In 2006, marketing and advertising expense was Nil (2005 - $13,272)

	k)	Loss Per Share

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

	l)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and presentation of comprehensive income (loss), its components and accumulated balances. This standard defines comprehensive income (loss) as the changes in stockholders’ equity of an enterprise except those resulting from investments by owners and distributions to owners.

	m)	Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (Note 13).

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Stock Option Compensation

The Company has a stock option plan (Note 10), whereby stock options are granted in accordance with the policies of regulatory authorities.

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

	o)	Valuation of Long-Lived Assets

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

	p)	Recent Accounting Pronouncements

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

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 had no material impact upon the Company’s consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

3.	Recapitalization (continued)

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

At the time of the transaction, MGN Technologies, Inc. (formerly Tryx Ventures Corp.) had the following assets and liabilities outstanding (translated at the exchange rate on the date of the transaction):

Cash	$879
Receivables	$2,561
Due from Ignition	$1,567,917
Accounts payable and accruals	$(48,440)
Note payable	$(79,500)
Convertible debt	$(783,514)

4.	Property and Equipment

	December 31,			December 31,
	2006			2005
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	value	Cost	Depreciation	value
Computer
equipment	$91,456	$33,122	$58,334	$87,555	$11,933	$75,622
Furniture and
fixtures	8,349	4,448	3,901	1,169	585	584
Office equipment	4,546	1,003	3,543	2,500	250	2,250
	$104,351	$38,573	$65,778	$91,224	$12,768	$78,456

During the year ended December 31, 2006, an impairment loss of $1,483 was recognized on computer software.

5.	Mobile Game and Marketing Software

	December 31,	December 31,
	2006	2005

Mobile Game and Marketing Software	$–	$250,000
Less: Accumulated depreciation	–	(62,550)
	$–	$187,450

During the year ended December 31, 2006, an impairment loss of $124,900 was recognized on the mobile game and marketing software.

6.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

a)

On June 1, 2005, the Company entered into an agreement with a creditor of the Company for a consulting agreement for $8,000 per month, which was subsequently amended to $5,000 per month, to be its Vice President of Investor Relations. During the year ended December 31, 2006, the Company paid $66,000 (2005 - $30,000) in consulting fees to this individual. In addition, the Company has recorded in accounts payable, $95,988 in amounts owing to the Vice President of Investor Relations, in connection with the issuance of note payables (see note 7)

b)

On April 1, 2005, the Company entered into an agreement with DVRC, Inc. (“DVRC”) a company controlled by Mark Jensen, the Company’s President and Chief Executive Officer for services for $10,000 per month. During the year ended December 31, 2006, the Company paid $120,000 (2005 - $70,000) in consulting fees.

	c)	As of December 31, 2006, the Company had owing $75,392 (2005- $Nil) to DVRC, in relation to the payment of certain expenses paid for by DVRC on behalf of the Company.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

7.	Notes Payable

Notes payable to a stockholder of the Company amounting to $80,883 (December 31, 2005 - $80,632) are non interest bearing, unsecured and repayable on demand.

Notes payable to a director of the Company amounting to $24,027 (December 31, 2005 - $Nil) are non interest bearing, unsecured and repayable on demand.

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

In July 2005, the Company issued a note payable in the amount of $200,000 to a stockholder. The note was non- interest bearing, unsecured and the principal amount of the note was due when the credit facility was in place (Note 10). The note was repaid in January 2006.

In March 2006, the Company issued a note payable in the amount of $400,000 to an arm’s length party, and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011. The note was secured by 500,000 free trading shares (“Secured Shares”) of the Company’s common stock held by the Vice- President of Investor Relations of the Company. Pursuant to the Pledge and Escrow Agreement, the Company is required to place additional shares in escrow if the quoted market price of the Secured Shares fell below a pre- determined threshold. As of December 31, 2006, the Company is thus obligated to place 19,000,454 shares in escrow as additional security. The principal amount of the loan is due in full on the earlier of June 26, 2006, or the date upon which the Company closes a round of equity financing with commitments in the aggregate of not less than $1,000,000. Interest is payable at the rate of 10% per annum during the term of the debt, provided, however, that the full amount of the interest shall be due and payable irrespective of whether the loan is paid on or before the maturity date. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $198,107 (based on Black Scholes option pricing model using assumptions: expected volatility – 156%, dividend yield – Nil%, expected term – 5 years and risk free interest rate – 4.54%) as additional paid-in capital. On June 30, 2006, the Company entered into an amendment to the above loan agreement by extending the repayment terms from June 26, 2006 to July 31, 2006. To extend the repayment terms, the Company must pay on or before July 7, 2006, $90,000 comprised of (i) an extension fee of $44,406, (ii) interest of $40,000, and (iii) administration fees of $5,594. These amounts have been included in accrued liabilities. In addition, the warrants are increased from 200,000 to 400,000 warrants, the exercise price of these 400,000 warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period is extended to June 30, 2011. As a result of these amendments to the detachable warrants, financing costs of $157,268 (based on the increased in value of the amended warrants compared to the original warrants immediately before the amendments calculated using Black Scholes option pricing model with the assumptions: expected volatility – 181%, dividend yield – Nil%, expected term – 4.75 years and risk free interest rate – 4.99%) were included in the total financing costs of $207,774 charged to the Statement of Operations. To December 31, 2006, interest expense of $198,107 has been accreted increasing the carrying value of the note payable to $400,000. On July 31, 2006, the Company defaulted on the note and the shares are being held by the lender as the Company continues to operate under the extended terms of the amendment until repayment of the principal. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at December 31, 2006, default interest of $388,771 has been accrued. As a result of the Company defaulted on the note, all the Secured Shares were transferred to the lender as partial payment of approximately $96,000 of the debt (which approximates the quoted market value of the Secured Shares) on the date of settlement. The Company has agreed to repay the Vice President of Investor Relations $96,000 for the 500,000 Secured Shares that was transferred to the lender. The amount was accrued in accounts payable and accruals.

The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt.

In April 2006, the Company issued a note payable in the amount of $200,000 to an arm’s length party, and share purchase warrants to acquire 100,000 shares of common stock exercisable at $1.00 per share until April 27, 2009. The principal amount of the loan is due in full on the earlier of August 25, 2006, or the date upon which the Company closes

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the debt. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $92,007 as additional paid-in capital. The Company will record further interest expense over the term of the note payable of $92,007 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the note payable will be accreted to the face value of $200,000 to maturity. To December 31, 2006, accrued interest of $6,575 has been included in accrued liabilities, and interest expense of $92,007 has been accreted increasing the carrying value of the note payable to $200,000. On August 25, 2006, the Company defaulted on the note. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter until the debt is paid in full. As at December 31, 2006, default interest of $114,615 has been accrued.

The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Notes payable to Androgas Property S.A., an Austrian company, amounted to $90,000 (December 31, 2005 - $Nil) is non interest bearing, and unsecured with no terms of repayment.

8.	Convertible Debt

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

The Royalty may be purchased at the option of the Company at any time by paying 60% of the future Royalty payments that could still be earned as at the date of the payment. For the year ended December 31, 2006, an insignificant royalty amount was accrued in relation to this convertible note payable.

Prior to closing of the acquisition of Ignition, MGN drew down $1.6 million of this facility convertible at the same terms as described above. During the year ended December 31, 2006, the Company drew down the balance of the credit facility of $1,165,300. The Company paid an 8% commission of $220,300 which was capitalized as debt issue costs and will be amortized over the term of the debt. In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the beneficial conversion feature is calculated on the convertible debt based on the excess of the fair value of common stock on the commitment date over the portion of the proceeds allocated to the common stock issuable upon conversion of the convertible debt. As such, a total beneficial conversion feature of $1,981,486 was recorded as a discount to the convertible debt and initially credited to additional paid-in capital. The discount and deferred issue costs are being amortized to interest expense over the term of the debt using the effective interest rate method. For the year ended December 31, 2006, $91,762 (2005 - $28,818) of interest expense has been recorded in the Consolidated Statement of Operations.

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

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

On August 31, 2006, the Company modified the convertible debt by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share. In accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and EITF 05-7 “Accounting for Modification of Conversion Options Embedded in Debt Instruments and Related Issues”, for accounting purposes, the modification was accounted for as an extinguishment of the original debt with the issuance of a new convertible debt. The excess over the face value of the convertible debt of $110,600 weas recorded immediately as a charge to the Consolidated Statement of Operations and Comprehensive Loss with the offsetting credit to additional paid-in capital.The difference between the fair value of the modified convertible debt and the carrying value of the original debt was recorded as a loss on exchange of convertible debt of $1,971,506 in the Consolidated Statement of Operations.

9.	Capital Stock

The Company’s authorized capital stock consists of an unlimited number of common stock with no par value and an unlimited number of Class “A” preferred stock with no par value. The Company’s board of directors, without any action by the Company’s stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish many of the rights, preferences and privileges of these shares. The holders of preferred stock shares rank, both in regards to dividends and to return of capital, in priority to all other shares of the Company and may have other superior rights to the rights granted to the holders of existing shares of the Company’s common stock.

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

On March 9, 2006, the Company issued 100,000 common shares to Lyons Capital, LLC at a fair value of $229,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to an investor relations agreement entered into on January 5, 2006 (Note 12(d)).

On March 9, 2006, the Company issued 250,000 common shares to Ownby Mobile Consulting, LLC at a fair value of $550,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005 (Note 12(b)).

On March 9, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC at a fair value of $110,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 12(c)).

On March 27, 2006, the Company issued 100,000 common shares to Alliance Capital LLP at a fair value of $220,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to a finder’s fee agreement.

In April 2006, the Company issued 100,000 common shares to Southgate SEO, LLC at a fair value of $167,500, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 12(c)). The Company also issued 2,500 common shares with a stated fair value of $5,000 to Econ Investor Relations, pursuant to a consulting agreement entered into on January 8, 2006.

On May 9, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC at a fair value of $80,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search Engine Consulting Agreement entered into on December 22, 2005 (Note 12(c)). The Company also issued 250,000 common shares to Ownby Mobile Consulting, LLC., at a fair value of $400,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005 (Note 12(b)).

On June 6, 2006, the Company issued 50,000 common shares to Southgate SEO, LLC at a fair value of $75,000, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a Search

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

Engine Consulting Agreement entered into on December 22, 2005 (Note 12(c)). The Company also issued 100,000 common shares to Lyons Capital, LLC at a fair value of $229,000, calculated based on the quoted market price of the Company’s stock on the agreement date, pursuant to an investor relations agreement entered into on January 5, 2006 (Note 12(d)).

On August 11, 2006, the Company issued 250,000 common shares to Ownby Mobile Consulting, LLC at a fair value of $75,750, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005 (Note 12(b)).

On November 8, 2006, the Company issued 250,000 common shares to Ownby Mobile Consulting, LLC at a fair value of $42,500, calculated based on the quoted market price of the Company’s stock on the date of issuance, pursuant to a marketing agreement entered into on December 22, 2005 (Note 12(b)).

10.	Stock Options

On January 11, 2006, the Company adopted its 2006 Stock Option Plan (the “Plan”). The Plan provides for the granting of up to 4,000,000 stock options to eligible employees, directors, advisory board members, and consultants of the Company.

On January 11, 2006, the Company granted 600,000 stock options to employees and directors with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the date of grant using the Black-Scholes option- pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.80% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the year ended December 31, 2006 was $2.04 per share. During the year ended December 31, 2006, 225,000 stock options were cancelled by the Company.

On January 11, 2006, the Company granted 500,000 stock options to consultants with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the balance sheet date using the Black-Scholes option- pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.80% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the year ended December 31, 2006 was $2.04 per share. Unvested options to consultants were remeasured on each balance sheet date until fully vested. During the year ended December 31, 2006, 325,000 stock options were cancelled by the Company.

During the year ended December 31, 2006, the Company recognized stock-based compensation of $378,867 which is included in consulting expenses on the Consolidated Statement of Operations. As at December 31, 2006, $398,828 of compensation costs related to the unvested employee and director options remained to be amortized over the remaining vesting periods through January 2008. The aggregate intrinsic value of the stock options at December 31, 2006 was Nil.

A summary of the Company’s stock option activity is as follows:

	Year ended
	December 31, 2006
		Weighted
	Number of	Average
	Options	Exercise Price
Balance, beginning of period	-	$-
Granted	1,100,000	2.00
Cancelled / Forfeited	(550,000)	2.00
Exercised	-	-
Balance, end of period	550,000	$2.00

As at December 31, 2006, the following options are outstanding:

Outstanding and Exercisable
Weighted
		Average	Weighted
	Number	Remaining	Average
	of	Contractual	Exercise
	Shares	Life (years)	Price

Outstanding	550,000	4.03	$ 2.00

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

Exercisable	125,000	4.03	$2.00

11.	Major Customer

As at December 31, 2006, the Company has only entered into one licensing agreement with Fortuna Gaming Corporation for a period of three years. All of the revenue recognized for the periods presented was earned from this customer. The Company received $50,000 as initial set-up fee from this customer which was deferred and was being amortized over the term of the license. During the year ended December 31, 2006, the Company recognized $45,366 (2005 - $5,556) in revenue upon termination of the agreement with the customer. At December 31, 2006, the Company has no customers nor any continuing source of revenue.

12.	Commitments

	a)	Agreement with Illuminated Technologies Inc. (“Illuminated”)

In June 2005, the Company and Illuminated Technologies Inc. entered into a consulting agreement, pursuant to which, Illuminated has agreed to provide technology services and continued development of the mobile gaming technology. The Company plans to expend at least one million dollars to continue development of the mobile gaming technology. Illuminated has agreed to provide (i) certain network hardware and software systems (ii) the technical expertise and support of its employees, and (iii) other resources to continue development of certain software. During the year ended December 31, 2006, the Company terminated the agreement with Illuminated.

	b)	Ownby Mobile Consulting, LLC Agreement

Effective December 22, 2005, the Company signed an agreement with Ownby Mobile Consulting LLC. The term of the engagement is one year with an option to renew. Both parties have the option to cancel the agreement. The Company agreed to issue 1,000,000 common shares as consideration for serivces. Shares are to be issued in a block of 250,000 shares every 3 months provided the work is deemed satisfactory at the discretion of the Company. As of December 22, 2006, the terms of the agreement have been completed with no plans of renewal.

	c)	Southgate SEO, LLC Agreement

Effective December 22, 2005, the Company signed an agreement with Southgate SEO, LLC. The term of the engagement is one year with an option to renew. Both parties have the option to cancel the agreement based on 30 days written notice. The Company agreed to pay a fee of $30,000 per month and the Company is required to issue 250,000 common shares. As at December 31, 2006, the Company has issued a total of 250,000 common shares in instalments as work has been performed by Southgate. In November 2006, the Company terminated the agreement with Southgate.

	d)	Lyons Capital, LLC.

On January 5, 2006, the Company entered into an investor relations agreement with Lyons Capital, LLC. The Agreement contemplates Lyons introducing the Company to investment banking firms and institutional investors The Company issued a total of 200,000 common shares in instalments as work has been performed by Lyons.

	e)	MarketVoice Inc. Consulting Agreement

Effective October 15, 2006, the Company signed an agreement with MarketVoice Inc. The term of the engagement is 6 months. Both parties have the option to cancel the agreement. The Company agreed to pay a fee of $5,000 per month and issue 300,000 common shares as consideration for services within 14 days of signing the agreement. As at December 31, 2006, $5,000 relating to fees and $87,000 relating to common shares to be issued are included in accounts payable.

13.	Income Taxes

Significant components of deferred income tax assets are as follows:

	December 31,	December 31,
	2006	2005

Operating losses carried forward	$2,370,000	$662,904
Software	42,000
Financing costs	77,000	-
Less: Valuation Allowance	(2,489,000)	(662,904)
	$-	$-

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

The provision for income taxes differ from the amount estimated using the federal statutory income tax rate as follows:

	For the year ended	For the year ended
	December 31, 2006	December 31, 2005

U.S. statutory tax rates	34%	34%
Income tax recovery based on statutory rate	$(2,813,000)	$(886,081)
Stock-based compensation	129,000	215,118

Non-deductible expenses	857,000	10,114
Increase in valuation allowance	1,827,000	660,849
	$-	$-

At December 31, 2006, the Company has potential net operating losses of approximately $6,970,000 for tax purposes, which are available to reduce future taxable income, which, if not used will begin to expire in 2015 to 2026.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of out company’s disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position(s) Held	Date Position First Held

Mark Jensen	44	Director, President and Chief	Director since October 25, 2005
		Executive Officer	President and Chief Executive Officer
			since December 30, 2005

Michael Hu	32	Director	Director since March 7, 2003

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

Mark Jensen

Mark Jensen has been a member of our Board of Directors since October 25, 2005 and was appointed President and Chief Executive Officer of our company on December 20, 2005. He is also the Chief Executive Officer of Ignition Technologies. Mr. Jensen holds a degree in Communications from Washington State University. He has been the owner and President of DVRC, Inc. since 2000. Mr. Jensen provides marketing and sales engineering services to small and mid-size companies to assist with corporate growth. From 1990 to 1999, Mr. Jensen was a self-employed marketing and sales consultant providing marketing and sales engineering services to small and mid-size companies to assist with corporate growth. From 1987 to 1989, Mr. Jensen owned and operated West Seattle Nautilus Center, a small personal training center in Seattle. From 1985 to 1987, Mr. Jensen owned and operated Bodyworld Fitness Center, a body building gym in Seattle. Mr. Jensen received a Bachelor of Arts degree in communication from Washington State University in 1984.

Audit Committee

Our company currently does not have an audit committee of the board. Our board of directors is currently comprised of only two members and believes that the functions of the audit committee can be adequately performed by the board of directors.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 40l(e) of Regulation S-B. Our board of directors believes that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires out executive officers and directors, and persons who own more than 10% of out common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during our fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with the exception of the following:

	Number of	Number of Transactions Not	Failure to File
Name	Late Reports	Reported on a Timely Basis	Requested Forms
Mark Jensen	Nil	Nil	Nil
Michael Hu(1)	1	1	Nil

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other financial executives and promotes, among other things, honest and ethical conduct. A copy of the Code of Ethics will be provided to any person without charge upon request to us at: Investor Relations, #12 – 1730 Broadway Street, Port Coquitlam, British Columbia V3C 2M8.

Item 10.	Executive Compensation

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2006, who we will collectively refer to as our named executive officers of our company for the year ended December 31, 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
Principal		($)	($)	Awards	Awards	Incentive Plan	Deferred	Compen-	($)
Position				($)	($) (1)	Compensation	Compensation	sation
						($)	Earnings	($)
($)
Mark Jensen	2006	$120,000	N/A	N/A	$387,500	Nil	Nil	Nil	$507,500
Chief
Executive
Officer (2)

(1) Reflects the dollar amount we recognized for financial reporting purposes during 2006 in accordance with FAS 123R for awards of stock options granted in 2006. (No options were granted prior to 2006.) Assumptions used in the calculation of these amounts are included in Note

10 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

(2) Compensation was paid to Mr. Jensen through our consulting agreement with DVRC, Inc. of which Mr. Jensen is a principal. He receives a salary of $120,000 per year.

Stock Option Grants in 2006 to Named Executive Officers

During 2006, we granted stock option awards to our Chief Executive Officer pursuant to our 2006 Stock Option Plan. Information with respect to each of these stock option awards, including estimates regarding future payouts under each of these awards on a grant by grant basis, is set forth in the table below.

Name	Grant Date	All Other Stock	All Other Option	Exercise or Base	Grant Date
		Awards:	Awards: Number	Price of Option	Fair Value of
		Number of	of Securities	Awards	Stock and
		Shares of Stock	Underlying	($/Share)	Option
		or Units (#)	Options (#)		Awards
Mark Jensen	January 11, 2006	N/A	250,000	$2.00	$387,500

On January 11, 2006, the Board of Directors voted to issue a total of 1,100,000 options to other employees, consultants and a director. The exercise price was $2 and such options vest over a two-year period with a quarter vesting each six months. The grants ranged in size from 50,000 to 150,000. 600,000 options were granted to our independent director and officers and 500,000 options were granted to other employees and consultants. Subsequent to grant, 550,000 of the options granted to employees and consultants were forfeited or cancelled upon completion or cancellation of respective contracts and prior to vesting.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our Chief Executive Officer that were outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
Name	Number of	Number of	Equity Incentive	Option	Option	Number	Market	Equity	Equity
	Securities	Securities	Plan Awards:	Exercise	Expiration Date	of Shares	Value of	Incentive Plan	Incentive Plan
	Underlying	Underlying Options	Number of	Price		of Units	Shares or	Awards:	Awards:
	Options	(#) Unexercisable	Securities	($)		of Stock	Units of	Number of	Market or
	(#) Exercisable		Underlying			that have	Stock that	Unearned	Payout Value
			Unexercised			not Vested	have not	Shares, Units	of Unearned
			Unearned			(#)	Vested	or Other	Shares, Units
			Options				($)	Rights that	or Other
			(#)					have not	Rights that
								Vested	have not
								(#)	Vested
($)
Mark Jensen	62,500	187,500	N/A	2.00	January 11,	N/A	N/A	N/A	N/A
(1)					2011

Aggregate Option Exercises in 2006 by Executive Officers

During the year ended December 31, 2006, there were no exercises of stock options and no share-based awards to our named executive officers.

Compensation of the Company's Directors

Our non-employee director was granted 75,000 incentive stock options. The exercise price was $2 until expiry in January 2011 and such options vest over a two-year period with a quarter vesting each six months. Employee directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our 2006 Stock Option Plan.

The following table summarizes compensation paid to our non-employee director:

DIRECTOR COMPENSATION

Name	Fees	Stock	Option	Non-Equity	Non-Qualified	All Other	Total
	Earned or	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
	Paid in	($)	($)	Compensation	Compensation	($)
	Cash			($)	Earnings ($)
	($)
Michael	Nil	Nil	$116,250	N/A	N/A	N/A	$116,250
Hu			(1)

(1) Reflects the dollar amount we recognized for financial reporting purposes during 2006 in accordance with FAS 123R for all awards of stock options granted in 2006. (No options were granted prior to 2006.) Assumptions used in the calculation of these amounts are included in Note 10 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Employment/Consulting Agreements

There are no compensatory plans or arrangements with any executive officer of our company or our subsidiary for payments to be made to an executive officer following the retirement, resignation or termination of any executive officer’s employment with our company or our subsidiary.

DVRC, Inc. with Mark Jensen as its principal, entered into a Consulting Agreement dated April 1, 2005 with Ignition Technologies whereby DVRC, agreed to act as interim Chief Executive Officer of the company in consideration for an engagement fee of $3,000 and monthly compensation of $10,000. DVRC is expected to provide, on average, a minimum of 65 hours per month of services.

Don Currie entered into a Consulting Agreement dated June 1, 2005 with Ignition Technologies whereby Mr. Currie agreed to act as interim Vice President of Investor Relations of the company in consideration for an engagement fee of $5,000 and a monthly salary of $8,000 which was subsequently decreased to $5,000. Mr. Currie is expected to provide, on average, a minimum of 40 hours per month of services. Although such consultants assist Mr. Jensen in carrying out his duties as sole executive officer of Ignition Technologies, Mr. Jensen provides the primary duties and responsibilities of such positions.

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

The following table sets forth, as of April 9, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, Named Executive Officer, and by the directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of	Position Held	Amount and Nature	Percentage
Beneficial Owner		of Beneficial	of Class
		Ownership(1)

Mark Jensen(2)	Director, President	6,940,869	16.45%
10915 NE 133 Street	and CEO
Kirkland, WA
98034

Michael Hu(3)	Director	37,500	0.09
202 – 930 East 7th Avenue
Vancouver, BC
V5T 1P6

Directors and Executive		6,978,369	16.23%

Name and Address of	Position Held	Amount and Nature	Percentage
Beneficial Owner		of Beneficial	of Class
		Ownership(1)
Officers as a group (2
persons)(4)

Adam Morand	N/A	3,584,272	8.37%
1588 – 409 Granville Street
Vancouver, BC
V6C 1T2
	N/A
Daniel Goldman		4,028,381	9.41%
24215 13th Place W
Bothell, WA 98021
	N/A
Androgas Property S.A.(5)		22,120,000	34.06%
Castellezgasse 17, A-1020,
Wien, Vienna, Austria

(1) Based on 42,828,350 shares of common stock issued and outstanding as of April 9, 2007. We believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2) Includes options to acquire an aggregate of 125,000 shares of our common stock exercisable within the next 60 days. The shares owned by Mark Jensen are held by West Coast Investment Holdings, LLC, which is wholly-owned and operated by Mark Jensen.

(3) Includes options to acquire up to 37,500 shares of our common stock exercisable within the next 60 days.

(4) Includes options to acquire up to 162,500 shares of our common stock exercisable within the next 60 days.

(5) Pursuant to the terms of a credit facility agreement dated October 21, 2005, which closed on October 25, 2005, between Androgas Property and our company, Androgas Property advanced the full amount of a $2,765,000 convertible credit facility. The credit facility matures on October 21, 2010. The amounts advanced under the credit facility are convertible into units at a price of $0.70 per unit. Each unit consists of one common share and one share purchase warrant. The warrants may be exercised for a period of three years from the date of issuance and are exercisable at $1.00 per share. On August 31, 2006, the Company entered into an amendment to the above credit facility agreement by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share. If Androgas Property was to convert all $2,765,000 advanced under the credit facility and exercised all warrants as of the date of this annual report, Androgas Property would hold approximately 22,120,000 shares, or 34% of our common stock.

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

On December 6, 2005, we rolled forward our common stock on a 5.5 for 1 basis. All share numbers disclosed below and through this Annual Report are on a “post-split” basis.

Adam Morand, Daniel Goldman, Acceleron Capital Ltd. and West Coast Investment Holdings, LLC, each of whom holds more than 5% of our outstanding shares, are former shareholders of Ignition Technologies, which we acquired in October 2005. Mr. Morand, Mr. Goldman and Acceleron Capital Ltd. were issued 2,351,173 shares, 4,454,164 shares and 2,612,412 shares of our company, respectively, pursuant to the transaction. In addition, West Coast Investment Holdings, LLC, a company wholly owned by Mark Jensen, our Chief Executive Officer, was issued 7,667,434 shares of our company pursuant to this transaction.

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

On June 1, 2005, we entered into a consulting agreement with Don Currie, pursuant to which we have agreed to pay Mr. Currie $5,000 per month. During 2006, we paid a total of $66,000 to Don Currie pursuant to the agreement.

On April 1, 2005, we entered into a consulting agreement with DVRC, Inc., a company controlled by Mark Jensen, our President and Chief Executive Officer, pursuant to which we have agreed to pay DVRC, Inc., $10,000 per month. During 2006, we paid a total of $120,000 to DVRC, Inc. pursuant to the agreement.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

3.1	Memorandum dated December 23, 1999 (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)

Exhibit
Number	Description
3.2	Notice of Articles (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
3.3	Notice of Alteration (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
3.4	Notice of Alteration (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
3.5	Articles of Incorporation (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
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
10.7

Consulting Agreement dated April 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and DVRC, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.8

Consulting/Development Agreement dated May 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and Illuminated Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

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
10.27

Amendment to Credit Facility Agreement dated August 31, 2006, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 20, 2006)

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on July 19, 2005)
21.1	Subsidiary of our company: Ignition Technologies, Inc.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	FILED AS AN EXHIBIT TO THIS ANNUAL REPORT ON FORM 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended December 31,
	2006	2005
Audit Fees	$62,911	$47,005
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$62,911	$47,005

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

MGN TECHNOLOGIES INC.		May 9, 2007

By:	/s/
Mark Jensen, President and
Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	May 9, 2007
Mark Jensen
President, Chief Executive
Officer and Director

/s/	May 9, 2007
Michael Hu
Director