Form 10QSB
period 2007-03-31
MGN TECHNOLOGIES, INC.
filed 2007-05-21
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
(Address of principal executive office)

Issuer’s telephone number: 604-945-2405

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,828,350 shares of our common stock were outstanding as of May 11, 2007

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MGN Technologies, Inc.
(A Development Stage Company)

March 31, 2007 (Unaudited)

Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations and Comprehensive Loss	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	March 31,	December 31,
	2007	2006
	$	$
	(Unaudited)
ASSETS
Current Assets
Receivables	8,867	8,759
Total Current Assets	8,867	8,759
Deferred Issue Costs, net of accumulated amortization of $52,132
(December 31, 2006 - $40,490) (Note 7)	168,168	179,810
Property and Equipment (Note 4)	61,031	65,778
Total Assets	238,066	254,347

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities
Bank overdraft	25,401	48,925
Accounts payable and accruals	1,265,336	1,231,142
Accrued interest (Note 6)	3,013,377	543,386
Notes payable (Note 6)	880,426	794,910
Total Current Liabilities	5,184,540	2,618,363
Convertible Debt (Note 7)	2,765,000	2,765,000
Total Liabilities	7,949,540	5,383,363
Contingencies and Commitments (Notes 2 and 10)
Capital Deficit
Preferred Stock
Authorized: Unlimited Class A Preferred shares, without par value
Issued: no shares	–	–
Common Stock
Authorized: Unlimited common shares, without par value
Issued: 42,828,350 shares (December 31, 2006 – 42,828,350 shares)	2,944,103	2,944,103
Additional Paid-In Capital	2,830,743	2,734,849
Accumulated Other Comprehensive Income	74,461	77,525
Deficit Accumulated During the Development Stage	(13,560,781)	(10,885,493)
Total Capital Deficit	(7,711,474)	(5,129,016)
Total Liabilities and Capital Deficit	238,066	254,347

The accompanying notes are an integral part of these consolidated financial statements

F– 1

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

		For the	For the
	Accumulated from	Three	Three
	March 3, 2003	Month Period	Month Period
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$

Revenue	50,922	–	9,167

Operating Expenses

Consulting fees	3,549,118	143,516	1,649,502
Depreciation	166,936	4,747	27,409
General and administrative	567,280	2,300	123,044
Professional fees	434,781	8,977	57,038
Regulatory & transfer agent fees	13,554	–	–
Rent	119,258	–	35,392
Research & development	2,554,018	–	629,337

Total Operating Expenses	7,404,945	159,540	2,521,722

Loss from Operations	(7,354,023)	(159,540)	(2,512,555)

Other Expense

Loss on exchange of convertible debt (Note 7)	(1,971,506)	–	–
Loss on impairment of intangible assets	(126,383)	–	–
Amortization of debt issue costs	(341,632)	(11,642)	(19,405)
Financing costs	(207,774)	-	–
Interest (Note 6)	(3,559,463)	(2,504,106)	(40,818)

Net Loss	(13,560,781)	(2,675,288)	(2,572,778)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	74,461	(3,064)	(1,082)

Comprehensive Loss	(13,486,320)	(2,678,352)	(2,573,860)

Loss Per Share – Basic and Diluted		(0.06)	(0.06)

Weighted Average Shares Outstanding		42,828,350	41,382,000

The accompanying notes are an integral part of these consolidated financial statements

F– 2

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	March 3, 2003	Three	Three
	(Date of	Month Period	Month Period
	Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$
Operating Activities

Net loss for the period	(13,560,781)	(2,675,288)	(2,572,778)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of convertible debt discount	120,580	–	40,818
Accretion of discount on notes payable	290,114	–	19,405
Accrued interest	3,047,492	2,504,106	–
Amortization of debt issue costs	341,632	11,642	–
Depreciation	166,936	4,747	27,409
Loss on exchange of convertible debt	1,971,506	–	–
Loss on impairment of intangible assets	126,383	–	–
Stock-based compensation	1,107,461	95,894	295,764
Stock issued for services	1,963,750	–	889,000
Financing costs	157,268	–	–
Changes in operating assets and liabilities
Receivables	(6,285)	(108)	(5,000)
Accounts payable and accruals	1,200,652	79	417,784
Deferred revenue	–	–	(4,167)
Prepaid expenses	–	–	(13,292)
Net Cash Used in Operating Activities	(3,073,292)	(58,928)	(905,057)

Investing Activities
Cash acquired from recapitalization	879	–	–
Mobile game and marketing software	(250,000)	–	–
Purchase of property and equipment	(104,351)	–	(13,127)

Net Cash Used in Investing Activities	(353,472)	–	(13,127)

Financing Activities
Bank overdraft	25,401	(23,524)	–
Proceeds from issuance of convertible debt, net of commission	2,544,700	–	945,000
Advances on notes payable, net of cash issuance costs	1,231,408	85,516	350,751
Repayment of notes payable	(500,000)	–	(500,000)
Proceeds from issuance of common stock	100,450	–	–

Net Cash Provided by Financing Activities	3,401,959	61,992	795,751

Net Increase (Decrease) in Cash	(24,805)	3,064	(122,433)

Effect of Foreign Exchange on Cash	24,805	(3,064)	(1,082)

Cash – Beginning of Period	–	–	227,860

Cash – End of Period	–	–	104,345

Non-cash Investing and Financing Activities
Stock issued for recapitalization	659,903	–	–
Stock issued for finders’ fees	220,000	–	220,000
Increase in value of detachable warrants	157,268	–	–

Supplemental Disclosures:

Interest paid	6,250	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

F– 3

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by MGN Technologies, Inc. (the “Company” or “MGN”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2006.

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

The Company previously focused its business efforts on the acquisition, exploration, development, and exploitation of mineral and oil and gas properties. In contemplation of the share exchange transaction with Ignition, the Company abandoned its original business plan and terminated two agreements for the acquisition of oil and gas properties. As of the closing date of the Agreement, the Company commenced the business of developing and licensing mobile media entertainment applications for online wireless gaming activities, namely poker. On April 1, 2005, Ignition acquired a mobile gaming platform and opportunity code technology. In 2007, we changed our focus from building a gaming membership through licensees to focusing on marketing advertising, lead generation and branding to become an Internet mobile marketer.

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

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To March 31, 2007, the Company has negative working capital and has consolidated accumulated deficit of $13,560,781 as at March 31, 2007. The continuation of the Company is dependent upon the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company is in the development stage and has a limited operating history. The successful implementation of its business strategy depends on numerous factors including economic, competitive, technological factors and uncertainties, the ability to hire and retain qualified personnel, and the ability to obtain financing on acceptable terms to continue the development of its plans. Adverse economic or competitive conditions, the failure to hire and retain qualified personnel or obtain financing on acceptable terms when required could affect the Company’s future operations. The Company has not been earning revenue, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Nature of Business and Ability to Continue Operations (continued)

Management anticipates that it requires approximately $4.1 million over the next twelve months ended March 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow, the Company plans to raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

3.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely- than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de- recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. There were no material effects on the consolidated financial statements as a result of the implementation of this new standard.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Property and Equipment

		March 31,			December 31,
		2007			2006
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	value	Cost	Depreciation	value
Computer
equipment	$91,456	$37,498	$53,958	$91,456	$33,122	$58,334
Furniture and
fixtures	8,349	4,642	3,707	8,349	4,448	3,901
Office equipment	4,546	1,180	3,366	4,546	1,003	3,543
	$104,351	$43,320	$61,031	$104,351	$38,573	$65,778

5.	Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

a)

On June 1, 2005, the Company entered into an agreement with a creditor of the Company for a consulting agreement for $8,000 per month, which was subsequently amended to $5,000 per month, to be its Vice President of Investor Relations. During the three month period ended March 31, 2007, the Company incurred $15,000 (2006 - $21,000) in consulting fees to this individual.

b)

On April 1, 2005, the Company entered into an agreement with DVRC, Inc. (“DVRC”) a company controlled by Mark Jensen, the Company’s President and Chief Executive Officer for services for $10,000 per month. During the three month period ended March 31, 2007, the Company incurred $30,000 (2006 - $30,000) in consulting fees to DVRC.

	c)	As of March 31, 2007, the Company had owing $103,241 (December 31, 2006 - $75,392) to DVRC, in relation to the payment of certain expenses paid for by DVRC on behalf of the Company.

d)

As of March 31, 2007, the Company had owing $56,356 (December 31, 2006 - $41,356) to its Vice President of Investor Relations, in relation to fees owing and payment of certain expenses paid for on behalf of the Company. In addition, the Company has recorded in accounts payable, $95,988 (December 31, 2006 - $95,988) in amounts owing to the same individual, in connection with the issuance of note payables (see note 6).

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

6.	Notes Payable

Notes payable to a stockholder of the Company amounting to $80,883 (December 31, 2006 - $80,883) are non interest bearing, unsecured and repayable on demand.

Notes payable to a director of the Company amounting to $24,234 (December 31, 2006 - $24,027) are non interest bearing, unsecured and repayable on demand.

In March 2006, the Company issued a note payable in the amount of $400,000 to an arm’s length party, and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011. The note was secured by 500,000 free trading shares (“Secured Shares”) of the Company’s common stock held by the Vice- President of Investor Relations of the Company. Pursuant to the Pledge and Escrow Agreement, the Company is required to place additional shares in escrow if the quoted market price of the Secured Shares fell below a pre- determined threshold. As of March 31, 2007, the Company is thus obligated to place 156,537,613 shares in escrow as additional security none of which has been put into escrow by the Company. Interest was payable at the rate of 10% per annum during the term of the debt,

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.	Notes Payable (continued)

On June 30, 2006, the Company entered into an amendment to the above loan agreement by extending the repayment terms from June 26, 2006 to July 31, 2006. To extend the repayment terms, the Company must pay on or before July 7, 2006, $90,000 comprised of (i) an extension fee of $44,406, (ii) interest of $40,000, and (iii) administration fees of $5,594. These amounts are included in accrued liabilities. In addition, the warrants are increased from 200,000 to 400,000 warrants, the exercise price of these 400,000 warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period is extended to June 30, 2011. As a result of these amendments to the detachable warrants, financing costs of $157,268 (based on the increase in value of the amended warrants compared to the original warrants immediately before the amendments calculated using Black Scholes option pricing model were included in the total financing costs of $207,774 charged to the Statement of Operations in 2006. On July 31, 2006, the Company defaulted on the note and the shares were seized by the lender as the Company continues to operate under the extended terms of the amendment until repayment of the principal. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at March 31, 2007, default interest of $2,730,752 (December 31, 2006 - $388,771) has been accrued. As a result of the Company default on the note, all the Secured Shares were transferred to the lender as partial payment of approximately $96,000 of the debt (which approximates the quoted market value of the Secured Shares on the date of settlement). This amount was accrued in accounts payable and accrued liabilities.

The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt.

In April 2006, the Company issued a note payable in the amount of $200,000 to an arm’s length party, and share purchase warrants to acquire 100,000 shares of common stock exercisable at $1.00 per share until April 27, 2009. The principal amount of the loan is due in full on the earlier of August 25, 2006, or the date upon which the Company closes a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the debt. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $92,007 as additional paid-in capital. The carrying value of the note payable will be accreted to the face value of $200,000 to maturity. To March 31, 2007, accrued interest of $282,625 has been included in accrued liabilities and the debt discount of $92,007 has been fully accredited. On August 25, 2006, the Company defaulted on the note. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter until the debt is paid in full. As at March 31, 2007, default interest of $282,625 (December 31, 2006 - $114,615) has been accrued.

The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Notes payable to Androgas Property S.A., an Austrian company, amounting to $175,309 (December 31, 2006 - $90,000) are non interest bearing, and unsecured with no terms of repayment.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7.	Convertible Debt

On October 25, 2005, the Company closed a Credit Facility Agreement dated October 21, 2005 with Androgas Property S.A., an Austrian company, whereby Androgas Property has provided the Company a $2,765,000 credit facility that may be drawn down by the Company over a period of time not exceeding one year. The credit facility matures on October 21, 2010. On August 31, 2006, the Company entered into an amendment to the above credit facility agreement by decreasing the conversion price from $0.70 per unit to $0.25 per unit consists of one common share and one share purchase warrant, and the exercise price of each warrant from $1.00 per share to $0.50 per share for a period of three years from the date of issuance.

In lieu of interest on the convertible note, the Company will pay a royalty fee based upon a percentage of the Company’s gross revenue that may exceed the five year term of the convertible debenture as follows:

(i)	5% of the first $10 million;
(ii)	4% of the next $20 million;
(iii)	3% of the next $35 million; and
(iv)	2% of the next $55 million.

The Royalty may be purchased at the option of the Company at any time by paying 60% of the future Royalty payments that could still be earned as at the date of the payment. As at March 31, 2007, an insignificant royalty amount has been accrued in relation to this convertible note payable.

In 2006, the Company had drawn down the full amount of the credit facility of $2,765,000. The Company paid an 8% commission of $220,300 which was capitalized as debt issue costs and is being amortized over the term of the debt. In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the Company recorded total beneficial conversion feature of $1,981,486 as a discount to the convertible debt and initially credited to additional paid-in capital. The discount and deferred issue costs were being amortized to interest expense over the term of the debt using the effective interest rate method. For the three-month period ended March 31, 2007, interest expense of $nil (March 31, 2006 - $29,503) has been recorded in the Consolidated Statement of Operations.

On August 31, 2006, the Company modified the convertible debt by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share. In accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and EITF 05-7 “Accounting for Modification of Conversion Options Embedded in Debt Instruments and Related Issues”, for accounting purposes, the modification was accounted for as an extinguishment of the original debt with the issuance of a new convertible debt. The excess over the face value of the convertible debt of $110,600 was recorded immediately in 2006 as a charge to the Consolidated Statement of Operations with the offsetting credit to additional paid-in capital. The difference between the fair value of the modified convertible debt and the carrying value of the original debt was recorded as a loss on exchange of convertible debt of $1,971,506 in the Consolidated Statement of Operations in 2006.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

8.	Common Stock

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

Warrants

The following table summarizes the continuity of the Company’s warrants:

Weighted
Average
	Number of	Exercise
	Warrants	Price

Balance, January 1, 2007	550,000	US$ 0.64
Granted during the period	-	-
Exercised during the period	-	-

Balance, March 31, 2007	550,000	US$ 0.64

	Number of	Exercise
	Warrants	price	Expiry Date

	100,000	US$1.00	April 27, 2009
	50,000	US$1.00	April 30, 2009
	400,000	US$0.50	June 30, 2011

	550,000	US$0.64

These warrants are fully vested and exercisable.

9.	Stock Options

On January 11, 2006, the Company adopted its 2006 Stock Option Plan (the “Plan”). The Plan provides for the granting of up to 4,000,000 stock options to eligible employees, directors, advisory board members, and consultants of the Company.

A summary of the Company’s stock option activity is as follows:

		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding, January 1, 2007	550,000	$2.00	$3.79	$–
Granted	–	–	–	–
Cancelled / Forfeited	–	–	–	–
Exercised	–	–	–	–
Outstanding, March 31, 2007	550,000	$2.00	3.79	$–
Exercisable, March 31, 2007	275,000	$2.00	3.79	$–

During the three month period ended March 31, 2007, the Company recognized stock-based compensation of $95,894 (2006 - $295,764) which is included in consulting expenses on the Consolidated Statement of Operations. As at March 31, 2007, $304,180 of compensation costs related to the unvested employee and director options remained to be amortized over the remaining vesting periods through January 2008.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

9.	Stock Options (continued)

A summary of the status of the Company’s unvested shares as of March 31, 2007, and changes during the three month period ended March 31, 2007, is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at January 1, 2007	412,500	$2.04

Granted	–	–
Forfeited	–	–
Vested	(137,500)	$2.04

Unvested at March 31, 2007	275,000	$2.04

10.	Commitments

Effective October 15, 2006, the Company signed an agreement with MarketVoice Inc. The term of the engagement is 6 months. Both parties have the option to cancel the agreement. The Company agreed to pay a fee of $5,000 per month and issue 300,000 common shares as consideration for services within 14 days of signing the agreement. As at March 31, 2007, $5,000 relating to fees and $87,000 relating to common shares to be issued are included in accounts payable.

11.	Subsequent Events

On April 23, 2007, the Company entered into a Software License and Content Agreement with Z7media, Inc. wherein the Company agrees to license with a right to own a search engine media platform from Z7Media for $25,000 to be paid by way of the issuance from treasury by the Company of 1,000,000 restricted common shares at a price per share of $0.025. The Company has not yet issued shares with respect to this agreement.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

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

You should read the following discussion and analysis of our financial condition, results of operations and plan of operations together with the interim consolidated financial statements and the notes to the interim consolidated financial statements included in this quarterly report, as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2006.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the

Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. You can often identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “goal”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended December 31, 2006, any of which may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

We initially focused our business efforts on the acquisition and exploration of mineral and oil and gas properties. We abandoned these initial business efforts in order to focus on the business of developing and marketing online and mobile software games for consumers upon the completion of our acquisition of Ignition Technologies. Due to passing of The Safe Port Act, as discussed below, we have retooled our business plans for deployment of our mobile platform and are presently implementing new business plans for the commercial exploitation of our software and/or the acquisition of a related business or technology.

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

On December 6, 2005, we subdivided all of our issued and outstanding common shares without par value on the basis of every one common share being subdivided into 5.5 common shares and we changed our name to MGN Technologies, Inc. to reflect the change in our business. All share information presented in this quarterly report is on a post-split basis.

Our Business

Through our subsidiary, Ignition Technologies, we were a developer and marketer of online and mobile software games for consumers. We developed a gaming platform that creates simultaneous play between a web browser on a personal computer and a mobile phone device. Our gaming platform is based on our mobile software platform that enables us to offer computer software games and services to mobile phone devices. We also developed an online marketing network of over 250 websites for lead generation for our gaming. Our goal was to assist licensees of our gaming products with creating website traffic.

Due to the passing of the Safe Port Act, as discussed below, we changed our focus from building a gaming membership through licensees and to focusing on marketing as a core competency and, specifically, advertising as a revenue stream. To do this, we need to expand our software platform to include search, pay-per-click and web development. We will still benefit from our mobile and gaming platform. Instead of focusing on gaming customers, however, we plan to use the mobile and gaming platform to create Internet traffic. We plan to provide free gaming and mobile services and then sell advertising utilizing the traffic we create.

In March 2007 the Company signed a Letter of Intent (LOI) with Frazoo, LLC, a pay-per-click search engine company headquartered in California to purchase Frazoo. Frazoo is a tier three search engine which displays an advertiser’s sponsored links. Sponsored links are purchased through a pay-per-click keyword bidding system. It works the same as Google Adwords or Yahoo! Sponsored Search. Advertisers, who want to promote their products or services in the sponsored listed, pay a per click fee based on bidding with competitors for strategic keywords.

MGN intends to purchase blocks of Frazoo shares in 20% increments over a one-year period with Frazoo becoming a wholly-owned subsidiary of MGN Technologies. The purchase price of Frazoo is $1 million USD. The Company has the option to accelerate the acquisition at any time. Frazoo’s operation is located at www.frazoo.com. To date, we have not executed any definitive agreement for the acquisition of Frazoo and there is no assurance that (i) a definitive agreement will be executed, or (ii) even if a definitive agreement is executed, that we will be able to complete this acquisition.

In May of 2007 the Company completed the purchase of a license of a portal product from Z7 Media for $25,000 payable by way of 1 million shares of MGN common stock. The Z7Media.com Media Platform consists of a dynamic portal for website content, search results and sponsored advertising listings. The platform includes a scalable portal product for creating custom portals expand online services for end users and aggregate publisher traffic. Z7Media.com is a California technology company focused on Internet marketing initiatives for advertisers and web publishers. The portal product will be used to generate interest in Frazoo and MGN’s other content.

MGN plans to use its mobile gaming platform as an attraction for Internet users. We plan to create partnerships to utilize our games for the purchase of creating site traffic. The traffic is intended to help support advertising revenues and create interest in Frazoo.

Instead of gaming membership we are generating advertising fees through pay-per-click fees paid through Frazoo’s pay-per-click processing. We plan to market to businesses interested in search marketing on the Internet. The average revenue of a first-time advertising account on Frazoo is $450. It’s common for first-time advertisers to put $5,000 in an account to pay for pay-per-click marketing. Frazoo’s gross margin is 60%.

In April 2007 the Company implemented an online marketing strategy to rebuild its marketing network of websites to support Frazoo and the revitalized gaming program. The Company expects the marketing network to be operational in the second quarter. It will consist of 20 website portals to promote Frazoo’s search and advertising capabilities.

We will continue to seek out web applications we can use to generate traffic. The more users we can create through our Internet publishing efforts the more we promote Frazoo and our branded portals. Like other successful publishers, we want to own and operate our content and be able to market ourselves to target markets.

Products

1. Media Platform. In October 2006, we signed a Letter of Intent to acquire the Z7Media.com Media Platform. The acquisition was completed in the second quarter of 2007 for a cost of $25,000 payable by way of 1,000,000 MGN common shares. We have yet to issue any common shares as payment, with respect to this acquisition. The Media Platform is a state-of-the art proprietary media software application for development, implementation, management and processing of online marketing campaigns. It allows publishers and advertisers to distribute online advertising in an effective and cost-effective manner.

2. Search Solutions. In March 2007, we signed a Letter of Intent to purchase Frazoo, LLC, a Tier-3 search engine with pay-per-click advertising. We hope to start the acquisition process in the second quarter of 2007. Frazoo is a pay-per-click (PPC) search engine. People use Frazoo at www.frazoo.com to find things on the Internet. Advertisers use Frazoo to put their message in front of people who search using particular keywords and phrases. Frazoo is a Tier 3 search engine. Tier 1 search engines are Google, Yahoo and MSN. They sign up their own advertisers and generate traffic through their own domains. Tier 2 search engines are AOL, Lycos and Dogpile and a dozen more. They feed traffic to the Tier 1’s and don’t typically sell advertising direct to customers. Tier 3 search engines are Go Click, Brainfox, Seek99.com, Gazabo and hundreds of others. They are unbranded, sign up their own advertisers and have their own affiliate programs. They often network amongst each others. Pay per click allows advertisers to get a web site listed on the results pages of an almost limitless number of keyword phrases. The highest bidder for a phrase gets the top spot. Advertisers have to target the right type of searcher or consumer with the right keywords. The advertiser pays a rate specified for every visitor who clicks through from the search engine site to the advertiser’s web site. Each unique keyword phrase (e.g. digital cameras) has its own bid price. The advertiser sets a budget and puts money in an account with a credit card. A website is readied to receive the clicks from search engine traffic.

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

Revenue

Through our search engines, portals and websites we expect to generate revenue through advertising, promotion and lead generation. Businesses will pay us for services such as pay-per-click, pay-per acquisition and consulting. Ultimately the revenue is created by an end user clicking on a sponsored search link, banner, button or text-line based on a cost per search or page view which are recognized when the services are delivered. No revenue has been generated from our media, search and mobile platforms to date.

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

Our Websites

On January 27, 2006, we launched play-for-free gaming site featuring mobile and PC Texas Holdem poker. The website was located at www.mobilegamingnow.com. The website was designed to enable players to choose to play online through their browser with the no-download version or download the mobile game and play on a mobile phone. We shut down this web site in late fiscal 2006 due to our determination to halt our efforts to commercially deploy our mobile gaming platform as a result of the passage of The Safe Port Act.

On February 24, 2006, we announced the launch of a play-for-money website and a play-for-prizes website. We abandoned our efforts to launch these web sites in fiscal 2006 due to our determination to halt our efforts to commercially deploy our mobile gaming platform as a result of the passage of The Safe Port Act.

The Company’s corporate website is located at www.mobilegamingnow and will be relaunched at www.mgn-inc.com in the later part of May, 2007.

Licensing Arrangements

On April 23, 2007, we entered into a Software License and Content Agreement with Z7media, Inc. wherein we agree to license with a right to own a search engine media platform from Z7Media for $25,000 to be paid by way of the issuance from treasury by MGN of 1,000,000 restricted common shares in the capital stock of MGN at a price per share of $0.025. We expect to issue the shares pursuant to this agreement in May of 2007. The Z7Media.com Media Platform consists of a dynamic portal for website content, search results and sponsored advertising listings. The platform includes a scalable portal product for creating custom portals expand online services for end users and aggregate publisher traffic. Z7Media.com is a California technology company focused on Internet marketing initiatives for advertisers and web publishers. The portal product will be used to generate interest in Frazoo and MGN’s other content. MGN is granted a non-exclusive, non-transferable and non-assignable license to use Z7Media Software in the US.

Other Agreements

Effective October 15, 2006, we signed an agreement with MarketVoice Inc. The term of the engagement is 6 months. Both parties have the option to cancel the agreement. We agreed to pay a fee of $5,000 per month and issue 300,000 common shares as consideration for services within 14 days of signing the agreement. As at March 31, 2007, $5,000 relating to fees and $87,000 relating to common shares to be issued are included in accounts payable. We have extended the expiration of the agreement for a term of one year. We have not yet begun to engage the monthly service but intend to in the next 90 days.

Employees

As of May 11, 2007, Mark Jensen, our president and CEO was our only employee.

Our Financial Condition

We are not currently generating any revenues from our business operations. We ceased operation of our websites in fiscal 2006 and have not generated any revenues from our websites to date We have incurred recurring losses and had a working capital deficiency of $5,175,673 as at March 31, 2007 (December 31, 2006 - $2,609,604). As at the date of this quarterly report, we had drawn down the entire amount of a $2,765,000 credit facility available to us.

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

Plan of Operations

We estimate our operating expenses for the next twelve months to be as follows:

Operating Expenses
Sales and Marketing	$120,000
General and Administrative	15,000
Research and Development	12,000
Consulting Fees	100,000
Professional Fees	200,000
Rent	6,000
Capital Expenditures	20,000
Officer and Employee Compensation	180,000
Financing	590,500
Working capital	5,176,000
Total	$6,419,500

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

Officer and Employee Compensation

We estimate spending approximately $180,000 in officer and employee hiring and compensation during the next twelve months. We currently employ one executive officer, Mark Jensen, who acts as our President, Chief Executive Officer and a Director. We are seeking and intend to hire other suitable individuals with specific industry knowledge in the software development and internet marketing business for the following positions within the next twelve month period: Chief Financial Officer, Controller/Compliance Director, and Sales Director.

Financing Activities

We anticipate spending approximately $590,500 in financing activities in the next twelve months as we seek the financing required to enable us to pursue our plan of operations.

Working Capital

We anticipate spending approximately $5,176,000 in working capital in the next twelve months to cure our working capital deficiency.

Results of Operations

The following table provides information relating to our operating results for the periods indicated:

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006
Revenues	$-	$9,167
Operating Expenses	159,540	2,521,722
Loss from Operations	(159,540)	(2,512,555)
Loss on exchange of convertible debt	Nil	Nil
Loss on impairment of intangible assets	Nil	Nil
Amortization of debt issuance costs	Nil	(19,405)
Financing costs	(11,642)	Nil
Interest Expense	(2,504,106)	(40,818)
Net Loss	(2,675,288)	(2,572,778)

Revenues

For the three month period ended March 31, 2007, we recognized revenues of $Nil compared to $9,167 in the three month period ended March 31, 2006. We are currently not earning any revenues from our business operations.

Consulting Fees

For the three month period ended March 31, 2007, we incurred consulting fees of $143,516 compared to $1,649,502 in the three months ended March 31, 2006, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan.

Depreciation

For the three month period ended March 31, 2007, depreciation relating to our software, property and equipment was $4,747 compared to $27,409 in the three month period ended March 31, 2006.

General and Administrative

For the three month period ended March 31, 2007, our general and administrative expenses was $2,300 compared to $123,044 in the three month period ended March 31, 2006.

Professional Fees

For the three months ended March 31, 2007, we paid professional fees of $8,977 compared to $57,038 in the three month period ended March 31, 2006. These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses.

Loss from Operations

For the three month period ended March 31, 2007, our loss from operations was $159,540 compared to $2,512,555 in the three month period ended March 31, 2006. This decrease was due to the slow down of business operations while the Company retooled and refocused its business efforts.

Amortization of Debt Issue Costs

For the three month period ended March 31, 2007, amortization of debt issue costs were $11,642 compared to $19,405 in the three month period ended March 31, 2006.

Interest Expense

For the three month period ended March 31, 2007, interest expense was $2,504,106 compared to $40,818 in the three month period ended March 31, 2006. Interest expenses were primarily attributable to our loan from Alliance Capital Ventures and is expected to increase considerably unless we are able to repay or settle the amount outstanding under this loan. See discussion below under “Notes Payable”.

Loss for the Period

Our company incurred a net loss of $2,675,288 for the three month period ended March 31, 2007 compared to $2,572,778 in the three month period ended March 31, 2006.

Liquidity and Capital Resources

As at March 31, 2007, our company had cash on hand of $Nil (December 31, 2006 - $Nil) and a working capital deficiency of $5,175,673 (December 31, 2006 - $2,609,604). We will require additional financing to pursue our plan of operations.

Plan of Operations and Financing Requirements

We plan to spend approximately $1,243,500 over the next twelve months in carrying out our plan of operations, subject to our ability to obtain additional financing, and in repaying the note payables. Such amount excludes financing required to rectify our working capital deficiency of which we hope to negotiate settlement in common stock where possible. Should we be required to settle all payables and to repay the convertible debt in cash, our cash requirements would be approximately $7.95 million. We have incurred recurring losses in our operations. To date, we have had negative cash flows from operations, are in default of various of our notes payable and have been dependent on debt financing for our cash requirements. Based on these factors and our limited cash and working capital, we will require additional capital to pursue our plan of operations, as outlined above.

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

Credit Facility Agreement

On October 21, 2005, we entered into a Credit Facility Agreement pursuant to which our company could draw down up to $2,765,000 for a period of one year until October 21, 2006. We had drawn down the entire amount of the credit facility during the fiscal year ended December 31, 2006. The amounts advanced under the credit facility were originally convertible into units at a price of $0.70 per unit whereby each unit consists of one common share and one share purchase warrant. The warrants may be exercised for a period of three years from the date of issuance and were originally exercisable at $1.00 per share. On August 31, 2006, the Company entered into an amendment to the above credit facility agreement by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share.

Notes Payable

On March 27, 2006, we entered into a loan agreement with Alliance Capital Ventures, LLC pursuant to which we issued a note payable in the principal amount of $400,000 and share purchase warrants to acquire 200,000 shares of our common stock exercisable at a price of $1.00 per share until March 26, 2011. The note was secured by 500,000 free trading shares (“Secured Shares”) of the Company’s common stock held by the Vice-President of Investor Relations of the Company. Pursuant to the Pledge and Escrow Agreement, the Company is required to place additional shares in escrow if the quoted market price of the Secured Shares fell below a pre-determined threshold. As of March 31, 2007, the Company is required to place 156,537,613 shares in escrow as additional security, in accordance with the Pledge and Escrow Agreement to the note, of which nil has been put into escrow by the Company . The interest on the loan was originally 10% of the principal amount of the loan and the full amount of such interest is due and payable irrespective of whether the loan is paid on or before the date of maturity. The principal amount of the loan was originally due in full on June 26, 2006. On June 30, 2006, we entered into an amendment to the loan agreement pursuant to which the maturity date was extended from June 26, 2006 to July 31, 2006. In addition, the number of warrants issued was increased from 200,000 to 400,000, the exercise price of the warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period of the warrants was extended to June 30, 2011. As a result of these amendments to the detachable warrants, financing costs of $157,268 (based on the increased in value of the amended warrants compared to the original warrants immediately before the amendments) were included in the total financing costs of $207,774 charged to our statement of operations in fiscal 2006. We have defaulted on this note, however, the lender has not as yet taken any action upon the default. We are currently in discussions with the lender regarding the repayment of amounts due under the note. We plan to raise additional funds through an issuance of our shares, a portion of which could be used to repay the principal amount of the loan, however, there can be no assurance that we will be able to complete such a financing. As a result of the note being in default, all the Secured Shares were transferred to the lender as partial payment of approximately $96,000 of the debt (which approximates the quoted market value of the Secured Shares) on the date of settlement. The Company has agreed to repay the Vice President of Investor Relations $96,000 for the 500,000 Secured Shares that was transferred to the lender. This amount of $96,000 was accrued in accounts payable and accrued liabilities.

Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remained unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at March 31, 2007, default interest of $2,730,752 has been accrued. The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt. The current rate of interest on this debt is 50% per month and the amount outstanding is $3,130,752 as of March 31, 2007. With respect to the Pledge and Escrow Agreement, the Company is required to place in escrow 156,537,613 common shares, based on the requirements of the agreement.

On April 27, 2006, we entered into a loan agreement with Abettor Agencies, Ltd. pursuant to which we issued a note payable in the principal amount of $200,000 and share purchase warrants to acquire 100,000 shares of our common stock exercisable at a price of $1.00 per share until April 27, 2009. The principal amount of the loan was due in full on the earlier of August 25, 2006, or at the date upon which we close a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the loan. We have defaulted on this note and are currently in discussions with the lender regarding the repayment of amounts due under the note. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter until the debt is paid in full. As at March 31, 2007, default interest of $282,625 has been accrued. The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Cash Flows from Operating Activities

Operating activities used cash of $58,928 in the three month period ended March 31, 2007 compared to $905,057 in the three month period ended March 31, 2006. Due to our inability to generate cash from operations, we rely on cash from financing activities to fund our operations.

Cash Flows from Financing Activities

In the three month period ended March 31, 2007, financing activities provided cash of $61,992 as compared to $795,751for the three month period ended March 31, 2006. Proceeds from advances on notes payable provided cash of $85,516 during the first three months of fiscal 2007 as compared to $350,751 for the same period in fiscal 2006.

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

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalized direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. As at March 31, 2007, no website development costs have been capitalized.

Stock-based Compensation

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. There were no material effects on the consolidated financial statements as a result of the implementation of this new standard.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of out company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become involved in various claims and lawsuits incidental to its business. There are presently no material legal proceedings pending or threatened against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) during the three months ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

We are currently in default under a loan in the principal amount of $400,000 from Alliance Capital Ventures, LLC for failing to repay amounts due upon maturity of the loan on July 31, 2006. The loan is secured by substantially all of our assets and our Vice-President of Investor Relations has pledged 500,000 shares of our common stock as further security for the loan. In the event that any amounts remained unpaid more than sixty days from July 31, 2006, as has been the case, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. The current rate of interest on this debt is 50% per month, and the amount outstanding is $3,130,752 as of March 31, 2007. The lender has not as yet taken any action upon the default and we are currently in discussions with the lender regarding the repayment of amounts due under the loan. For more information, see “Liquidity and Capital Resources”.

We are currently in default under a loan in the principal amount of $200,000 from Abettor Agencies Inc. for failing to repay amounts due upon maturity of the loan on August 25, 2006. The loan is unsecured. Interest is payable on the loan at a rate of 10% per annum. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter. The lender has not as yet taken any action upon the default and we are currently in discussions with the lender regarding the repayment of amounts due under the loan. For more information, see “Liquidity and Capital Resources”.

Item 4.	Submission of Matters To a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description
3.1	Memorandum dated December 23, 1999 (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
3.2	Notice of Articles (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
3.3	Notice of Alteration (incorporated by reference from our Form 10-KSB filed on April 17, 2006)

Exhibit
Number	Description
3.4	Notice of Alteration (incorporated by reference from our Form 10-KSB filed on April 17, 2006)
3.5	Articles of Incorporation (incorporated by reference from our Form 10- KSB filed on April 17, 2006)
4.1	Specimen ordinary share certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on August 8, 2003)
10.1

Purchase, Sale and Assumption Agreement dated March 1, 2004 to acquire Trident’s interests in the East Corning Area (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2005)

10.2	Purchase, Sale and Assumption Agreement dated March 1, 2004 to acquire Atlas’ interests in the Triangle “T” Area (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2005)
10.3	Third Amended Property Option Agreement, dated February 15, 2004 (incorporated by reference from our Registration Statement on Form SB- 2/A filed on July 12, 2004)
10.4

Intellectual Property Development and Transfer Agreement dated January 10, 2005, between Ignition Technologies, Inc., dba MobileGamingNow, Inc. and Illuminated Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)

10.5

Consulting Agreement dated April 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and D.C. Goldman & Associates (incorporated by reference from our Current Report on Form 8- K filed on October 31, 2005)

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

10.11	Kahnawake Gaming Commission Temporary Client Provider Authorization (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.12	Credit Facility Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.13	General Security Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.14	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Trident Oil & Gas, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.15	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Atlas Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.16	2006 Stock Option Plan (incorporated by reference from our Form 10- KSB filed on April 17, 2006)
10.17	Consulting Agreement dated December 22, 2005, between MGN Technologies Inc. and Southgate SEO, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.18	Marketing Agreement dated December 22, 2005, between MGN Technologies Inc. and Ownby Mobile Consulting, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.19	Investor Relations Agreement dated December 21, 2005, between MGN Technologies Inc. and Lyons LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)

Exhibit
Number	Description
10.20	Consulting Agreement dated January 8, 2006, between MGN Technologies Inc. and ECON Investor Relations (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.21	Consulting Agreement dated January 5, 2006, between MGN Technologies Inc. and Atlanta Capital Partners, LLC. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.22	Agreement dated January 3, 2006, between MGN Technologies Inc. and The Money Channel, Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.23	Investor Relations Agreement dated January 6, 2006, between MGN Technologies Inc. and First London Finance Ltd (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.24	Loan Agreement dated March 27, 2006 between MGN Technologies Inc. and Alliance Capital Ventures, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2006)
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

10.28	Software License and Content Agreement dated April 23, 2007 between MGN Technologies, Inc. and Z7media, Inc.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)
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

MGN TECHNOLOGIES INC.

By:	/s/ Mark Jensen
Mark Jensen, President,
Chief Executive Officer and
Principal Accounting Officer

May 21, 2007