Form 10QSB
period 2007-06-30
MGN TECHNOLOGIES, INC.
filed 2007-08-20
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 64,310,950 shares of our common stock were outstanding as of August 8, 2007

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MGN Technologies, Inc.
(A Development Stage Company)

June 30, 2007 (Unaudited)

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	June 30,	December 31,
	2007	2006
	$	$
	(Unaudited)
ASSETS
Current Assets
Receivables	15,270	8,759
Total Current Assets	15,270	8,759
Deferred Issue Costs, net of accumulated amortization of $63,857
(December 31, 2006 - $40,490) (Note 7)	156,443	179,810
Property and Equipment (Note 4)	56,283	65,778
Total Assets	227,996	254,347

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities
Bank overdraft	46,307	48,925
Accounts payable and accrued liabilities	1,540,299	1,231,142
Accrued interest (Note 6)	11,656,203	543,386
Notes payable (Note 6)	917,212	794,910
Total Current Liabilities	14,160,021	2,618,363
Convertible Debt (Note 7)	2,765,000	2,765,000
Total Liabilities	16,925,021	5,383,363
Contingencies and Commitments (Notes 2 and 10)
Capital Deficit
Preferred Stock
Authorized: Unlimited Class A Preferred shares, without par value
Issued: no shares	–	–
Common Stock
Authorized: Unlimited common shares, without par value
Issued: 43,828,350 shares (December 31, 2006 – 42,828,350 shares)	2,979,103	2,944,103
Additional Paid-In Capital	3,100,891	2,734,849
Accumulated Other Comprehensive Income	29,512	77,525
Deficit Accumulated During the Development Stage	(22,806,531)	(10,885,493)
Total Capital Deficit	(16,697,025)	(5,129,016)
Total Liabilities and Capital Deficit	227,996	254,347

The accompanying notes are an integral part of these consolidated financial statements

F– 1

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

		For the	For the	For the	For the
	Accumulated from	Three	Three	Six	Six
	March 3, 2003	Month Period	Month Period	Month Period	Month Period
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	56,422	5,500	–	5,500	9,167

Operating Expenses

Consulting fees	4,108,720	559,602	857,544	703,118	2,507,046
Depreciation	171,683	4,747	27,471	9,494	54,880
General and administrative	603,440	36,160	110,944	38,460	233,988
Professional fees	465,086	30,305	154,582	39,282	211,620
Regulatory & transfer agent fees	13,554	–	–	–	–
Rent	119,258	–	42,890	–	78,282
Research & development	2,554,018	–	145,578	–	774,915

Total Operating Expenses	8,035,759	630,814	1,339,009	790,354	3,860,731

Loss from Operations	(7,979,337)	(625,314)	(1,339,009)	(784,854)	(3,851,564)

Other Expense

Loss on exchange of convertible debt
(Note 7)	(1,971,506)	–	–	–	–
Loss on impairment of intangible assets	(126,383)	–	–	–	–
Amortization of debt issue costs	(353,357)	(11,725)	(277,449)	(23,367)	(296,854)
Financing costs	(207,774)	–	(207,268)	–	(207,268)
Interest (Note 6)	(12,168,174)	(8,608,711)	(272,182)	(11,112,817)	(313,000)

Net Loss	(22,806,531)	(9,245,750)	(2,095,908)	(11,921,038)	(4,668,686)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	29,512	(44,949)	(23,063)	(48,013)	(24,145)

Comprehensive Loss	(22,777,019)	(9,290,699)	(2,118,971)	(11,969,051)	(4,692,831)

Loss Per Share – Basic and Diluted		(0.21)	(0.05)	(0.28)	(0.11)

Weighted Average Shares Outstanding		43,246,000	41,776,000	43,037,000	41,576,000

The accompanying notes are an integral part of these consolidated financial statements

F– 2

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		For the	For the
	Accumulated from	Six	Six
	March 3, 2003	Month Period	Month Period
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(22,806,531)	(11,921,038)	(4,668,686)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of convertible debt discount	120,580	–	69,118
Accretion of discount on notes payable	290,114	–	203,485
Accrued interest	11,656,203	11,112,817	40,000
Amortization of debt issue costs	353,357	23,367	296,854
Depreciation	171,684	9,494	54,880
Loss on exchange of convertible debt	1,971,506	–	–
Loss on impairment of intangible assets	126,383	–	–
Stock-based compensation	1,377,609	366,042	401,271
Stock issued for services	1,998,750	35,000	1,845,500
Financing costs	157,268	–	157,268

Changes in operating assets and liabilities:
Receivables	(12,688)	(6,511)	(4,971)
Accounts payable and accrued liabilities	1,461,571	260,998	323,702
Deferred revenue	–	–	(8,334)
Prepaid expenses	–	–	21,083

Net Cash Used in Operating Activities	(3,134,194)	(119,831)	(1,268,830)

Investing Activities
Cash acquired from recapitalization	879	–	–
Mobile game and marketing software	(250,000)	–	–
Purchase of property and equipment	(104,351)	–	(13,127)

Net Cash Used in Investing Activities	(353,472)	–	(13,127)

Financing Activities
Increase (decrease) in Bank overdraft	46,307	(2,618)	12,491
Proceeds from issuance of convertible debt, net of commission	2,544,700	–	945,000
Advances on notes payable, net of cash issuance costs	1,268,194	122,302	620,751
Repayment of notes payable	(500,000)	–	(500,000)
Proceeds from issuance of common stock	100,450	–	–

Net Cash Provided by Financing Activities	3,459,651	119,684	1,078,242

Net Increase (Decrease) in Cash	28,015	(147)	(203,715)

Effect of Foreign Exchange on Cash	(28,015)	147	(24,145)

Cash – Beginning of Period	–	–	227,860

Cash – End of Period	–	–	–

Non-cash Investing and Financing Activities
Stock issued for recapitalization	659,903	–	–
Stock issued for services	1,998,750	35,000	1,845,500
Stock issued for finders’ fees	220,000	–	220,000
Increase in value of detachable warrants	157,268	–	157,268

Supplemental Disclosures:

Interest paid	6,250	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

F– 3

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by MGN Technologies, Inc. (the “Company” or “MGN”) in accordance with generally accepted accounting principles in the United States for interim financial information and conform with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2006.

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

The Company previously focused its business efforts on the acquisition, exploration, development, and exploitation of mineral and oil and gas properties. In contemplation of the share exchange transaction with Ignition, the Company abandoned its original business plan and terminated two agreements for the acquisition of oil and gas properties. As of the closing date of the Agreement, the Company commenced the business of developing and licensing mobile media entertainment applications for online wireless gaming activities, namely poker. On April 1, 2005, Ignition acquired a mobile gaming platform and opportunity code technology. In 2007, the Company changed its focus from building a gaming membership through licenses to focusing on marketing advertising, lead generation and branding to become an internet mobile marketer.

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

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To June 30, 2007, the Company has recognized cumulatively $56,422 in licensing revenues, has negative working capital and has consolidated accumulated deficit of $22,806,531 as at June 30, 2007. The continuation of the Company is dependent upon the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company is in the development stage and has a limited operating history. The successful implementation of its business strategy depends on numerous factors including economic competitive, technological factors and uncertainties, the ability to hire and retain qualified personnel, and the ability to obtain financing on acceptable terms to continue the development of its plans. Adverse economic or competitive conditions, the failure to hire and retain qualified personnel or obtain financing on acceptable terms when required could affect the Company’s future operations. The Company has only earned nominal revenue since inception, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Nature of Business and Ability to Continue Operations (continued)

Management anticipates that it requires approximately $3.1 million over the next twelve months ended June 30, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow, the Company plans to raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

3.	Recent Accounting Pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined the adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. Among other things, SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company has determined that SFAS No.155 did not have a material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two- step process. In the first step, recognition, the Company determines whether it is more-likely- than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely- than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de- recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. There were no material effects on the consolidated financial statements as a result of the implementation of this new standard.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Property and Equipment

	June 30,			December 31,
	2007			2006
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	value	Cost	Depreciation	value
Computer
equipment	$91,456	$41,872	$49,584	$91,456	$33,122	$58,334
Furniture and
fixtures	4,667	1,157	3,510	8,349	4,448	3,901
Office equipment	4,546	1,357	3,189	4,546	1,003	3,543
	$100,669	$44,386	$56,283	$104,351	$38,573	$65,778

5.	Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

a)

On June 1, 2005, the Company entered into an agreement with a creditor of the Company for a consulting agreement for $8,000 per month, which was subsequently amended to $5,000 per month, to be its Vice President of Investor Relations. On May 12, 2007, the consulting agreement was terminated and replaced. The new agreement is for consulting services for $500 per month, with $66,000 for past services. During the six month period ended June 30, 2007, the Company incurred $81,750 (2006 - $36,000) in consulting fees to this individual.

b)

On April 1, 2005, the Company entered into an agreement with DVRC, Inc. (“DVRC”) a company controlled by Mark Jensen, the Company’s President and Chief Executive Officer for services for $10,000 per month. During the six month period ended June 30, 2007, the Company incurred $60,000 (2006 - $60,000) in consulting fees to DVRC.

	c)	As of June 30, 2007, the Company had owing $132,183 (December 31, 2006 - $75,392) to DVRC, in relation to the payment of certain expenses paid for by DVRC on behalf of the Company.

d)

As of June 30, 2007, the Company had owing $123,106 (December 31, 2006 - $41,356) to its former Vice President of Investor Relations, in relation to fees owing and payment of certain expenses paid for on behalf of the Company. In addition, the Company has recorded in accounts payable, $95,988 (December 31, 2006 - $95,988) in amounts owing to the same individual, in connection with the issuance of note payables (see note 6).

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

6.	Notes Payable

Notes payable to a stockholder of the Company amounting to $80,883 (December 31, 2006 - $80,883) are non interest bearing, unsecured and repayable on demand.

Notes payable to a director of the Company amounting to $26,440 (December 31, 2006 - $24,027) are non interest bearing, unsecured and repayable on demand.

In March 2006, the Company issued a note payable in the amount of $400,000 to an arm’s length party, and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011. The note was secured by 500,000 free trading shares (“Secured Shares”) of the Company’s common stock held by the Vice- President of Investor Relations of the Company. Pursuant to the Pledge and Escrow Agreement, the Company is required to place additional shares in escrow if the quoted market price of the Secured Shares fell below a pre- determined threshold. As of June 30, 2007, the Company is thus obligated to place 2,329,279,600 shares in escrow as additional security none of which has been put into escrow by the Company. Interest was payable at the rate of 10% per annum during the term of the debt.

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
(Expressed in U.S. dollars)
(Unaudited)

6.

Notes Payable (continued) financing costs of $207,774 charged to the Statement of Operations in 2006. On July 31, 2006, the Company defaulted on the note and the shares were seized by the lender as the Company continues to operate under the extended terms of the amendment until repayment of the principal. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at June 30, 2007, default interest of $11,156,398 (December 31, 2006 - $388,771) has been accrued. As a result of the Company default on the note, all the Secured Shares were transferred to the lender as partial payment of approximately $96,000 of the debt (which approximates the quoted market value of the Secured Shares on the date of settlement). This amount was accrued in accounts payable and accrued liabilities. We are currently in discussions with the lender regarding the repayment of amounts due under the note.

The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt.

In April 2006, the Company issued a note payable in the amount of $200,000 to an arm’s length party, and share purchase warrants to acquire 100,000 shares of common stock exercisable at $1.00 per share until April 27, 2009. The principal amount of the loan is due in full on the earlier of August 25, 2006, or the date upon which the Company closes a  round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the debt. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $92,007 as additional paid-in capital. The carrying value of the note payable will be accreted to the face value of $200,000 to maturity. To June 30, 2007, accrued interest of $499,805 has been included in accrued liabilities and the debt discount of $92,007 has been fully accredited. On August 25, 2006, the Company defaulted on the note. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter until the debt is paid in full. As at June 30, 2007, default interest of $499,805 (December 31, 2006 - $114,615) has been accrued.

The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Notes payable to Androgas Property S.A., an Austrian company, amounting to $209,889 (December 31, 2006 - $90,000) are non interest bearing, and unsecured with no terms of repayment.

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

The Royalty may be purchased at the option of the Company at any time by paying 60% of the future Royalty payments that could still be earned as at the date of the payment. As at June 30, 2007, an insignificant royalty amount has been accrued in relation to this convertible note payable.

In 2006, the Company had drawn down the full amount of the credit facility of $2,765,000. The Company paid an 8% commission of $220,300 which was capitalized as debt issue costs and is being amortized over the term of the debt. In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the Company recorded a total beneficial conversion feature of $1,981,486 as a discount to the convertible debt and initially credited this amount to additional paid-in capital. The discount and deferred issue costs were being amortized to interest expense over the term of the debt using the effective interest rate method. For the six month period ended June 30, 2007, interest expense of $nil

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7.	Convertible Debt (continued)

(June 30, 2006 - $60,077) has been recorded in the Consolidated Statement of Operations. The discount has been fully recognized at the time of modification as described below

On August 31, 2006, the Company modified the convertible debt by decreasing the conversion price from $0.70 per unit to $0.25 per unit, and the exercise price of each warrant from $1.00 per share to $0.50 per share. In accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instrument” and EITF 05-7 “Accounting for Modification of Conversion Options Embedded in Debt Instruments and Related Issues”, for accounting purposes, the modification was accounted for as an extinguishment of the original debt with the issuance of a new convertible debt. The excess over the face value of the convertible debt of $110,600 was recorded immediately in 2006 as a charge to the Consolidated Statement of Operations with the offsetting credit to additional paid-in capital. The difference between the fair value of the modified convertible debt and the carrying value of the original debt was recorded as a loss on exchange of convertible debt of $1,971,506 in the Consolidated Statement of Operations in 2006.

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

During the period ended June 30, 2007, the Company issued 1,000,000 restricted common shares to Z7media at the quoted market price of $0.035 per share. The common shares were issued to satisfy a Software Licence and Content Agreement that was entered into on April 23, 2007, in order to licence a search engine mediat platform.

Warrants

The following table summarizes the continuity of the Company’s warrants:

Weighted
Average
	Number of		Exercise
	Warrants		Price

Balance, December 31, 2006	550,000		US$ 0.64
Granted during the period	-		-
Exercised during the period	-		-

Balance, June 30, 2007	550,000		US$ 0.64

	Number of	Exercise
	Warrants	price	Expiry Date

	100,000	US$1.00	April 27, 2009
	50,000	US$1.00	April 30, 2009
	400,000	US$0.50	June 30, 2011

	550,000	US$0.64

These warrants are fully vested and exercisable.

9.	Stock Options

On January 11, 2006, the Company adopted its 2006 Stock Option Plan . The 2006 Stock Option Plan provides for the granting of up to 4,000,000 stock options to eligible employees, directors, advistory board members, and consultants of the Company. The exercise price and the vesting terms of the options are determined by the Company’s Board of Directors. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant.

On June 12, 2007, the Company adopted its 2007 Stock Option Plan (the “Plan”). The Plan provides for the granting of up to 10,000,000 stock options to eligible employees, directors, advisory board members, and consultants of the Company. The exercise price and the vesting terms of the options are determined by the Company’s Board of Directors. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant.

On January 11, 2006, the Company granted 600,000 stock options to employees and directors with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the date of grant using the Black-Scholes option- pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.80% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the 6 month period ended June 30, 2007 was $1.88 per share. During the year ended December 31, 2006, 225,000 stock options were cancelled by the Company.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

On January 11, 2006, the Company granted 500,000 stock options to consultants with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the balance sheet date using the Black-Scholes option- pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.80% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the period ended June 30, 2007 was $1.88 per share. Unvested options to consultants were remeasured on each balance sheet date until fully vested. During the year ended December 31, 2006, 325,000 stock options were cancelled by the Company.

On June 12, 2007, the Company granted 8,300,000 stock options to consultants with an exercise price of $0.03 per share, expiring June 12, 2009. These options vested immediately upon the grant date. The fair value for options granted was estimated at the balance sheet date using the Black-Scholes option-pricing model assuming an expected life of 2 years, a dividend rate of Nil%, a risk free rate of 4.93% and an expected volatility of 204%. The weighted average grant date fair value of stock options granted during the period ended June 30, 2007 was $0.02 per share.

During the six month period ended June 30, 2007, the Company recognized stock-based compensation of $366,042 (2006 - $401,271) which is included in consulting expenses on the Consolidated Statement of Operations. As at June 30, 2007, $207,612 of compensation costs related to the unvested employee and director options remained to be amortized over the remaining vesting periods through January 2008.

A summary of the Company’s stock option activity is as follows:

		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding, January 1, 2007	550,000	$2.00	3.54	$–
Granted	8,300,000	0.03	1.95	–
Cancelled / Forfeited	–	–	–	–
Exercised	–	–	–	–
Outstanding, April 30, 2007	8,850,000	$1.64	2.03	$–
Exercisable, April 30, 2007	8,575,000	$1.39	1.95	$–

A summary of the status of the Company’s unvested shares as of June 30, 2007, and changes during the six month period ended June 30, 2007, is presented below:

		Weighted-Average
	Number of	Grant-Date
Unvested shares	Shares	Fair Value

Unvested at January 1, 2007	412,500	$1.88

Granted	–	–
Forfeited	–	–
Vested	(137,500)	$1.88

Unvested at June 30, 2007	275,000	$1.88

10.	Commitments

Effective October 15, 2006, the Company signed an agreement with MarketVoice Inc. The term of the engagement is 6 months. Both parties have the option to cancel the agreement. The Company agreed to pay a fee of $5,000 per month and issue 300,000 common shares as consideration for services within 14 days of signing the agreement. As at June 30, 2007, $5,000 relating to fees and $87,000 relating to common shares to be issued are included in accounts payable.

During the 6 month period ended June 30, 2007, the Company entered into agreements with various consultants for consulting services. The agreements allowed for a lump sum payment for services provided to the Company commencing April 1, 2007. In addition the agreement provides for monthly service fees to be paid to the consultants for a two year period, as well the Company granted each consultant a certain number of options (see Note 9).

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

11.	Subsequent Events

On July 17, 2007, the Company entered into debt settlement agreements with five creditors whereby a total of 20,482,600 common stock were issued as a repayment and settlement of an aggregate of $1,024,130 of indebtness on the basis of one share for each $0.05 of indebtness. The common stocks issued will be accounted for based on the quoted market value of the Company’s common stocks on the date of settlement agreement and any difference will be recognized in the Statements of Operations in the next quarter.

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

Due to the passing of the Safe Port Act, as discussed below, we changed our focus from building a gaming membership through licensees to focusing on marketing as a core competency and, specifically, advertising as a revenue stream. To do this, we need to expand our software platform to include search, pay-per-click and web development. We will still benefit from our mobile and gaming platform. Instead of focusing on gaming customers, however, we plan to use the mobile and gaming platform to create Internet traffic. We plan to provide free gaming and mobile services and then sell advertising utilizing the traffic we create.

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

MGN intends to purchase blocks of Frazoo shares in 20% increments over a one-year period with Frazoo becoming a wholly-owned subsidiary of MGN Technologies. The purchase price of Frazoo is $1 million USD. The Company has the option to accelerate the acquisition at any time. Frazoo’s operation is located at www.frazoo.com. We are currently in the process of conducting due diligence efforts. To date, we have not executed any definitive agreement for the acquisition of Frazoo and there is no assurance that (i) a definitive agreement will be executed, or (ii) even if a definitive agreement is executed, that we will be able to complete this acquisition.

On June 8th, 2007, while the due diligence process is proceeding, we entered into a Services Agreement with Frazoo wherein MGN will assist Frazoo with the marketing of the search engine website at www.frazoo.com, advertiser registration and sales, product development, branding, and revenue generation in exchange for compensation of 20% of Frazoo’s gross revenues.

In May of 2007 the Company completed the purchase of a license of a portal product from Z7 Media for payable by way of 1 million shares of MGN common stock. The Z7Media.com Media Platform consists of a dynamic portal for website content, search results and sponsored advertising listings. The platform includes a scalable portal product for creating custom portals, expand online services for end users and aggregate publisher traffic. Z7Media.com is a California technology company focused on Internet marketing initiatives for advertisers and web publishers. The portal product will be used to generate interest in Frazoo and MGN’s other content.

MGN plans to use its mobile gaming platform as an attraction for Internet users. We plan to create partnerships to utilize our games for the purchase of creating site traffic. The traffic is intended to help support advertising revenues and create interest in Frazoo.

Instead of gaming membership we plan to earn servicing revenue by assisting Frazoo in generating new advertising fees through pay-per-click fees for Frazoo’s website. We plan to market to businesses interested in search marketing on the Internet. The average revenue of a first-time advertising account on Frazoo is $450. It’s common for first-time advertisers to put $5,000 in an account to pay for pay-per-click marketing. Frazoo’s gross margin is 60%. In the meantime, we have recognized $5,500 in servicing revenue from the Service Agreement with Frazoo during the three and six months ended June 30, 2007.

In April 2007 the Company implemented an online marketing strategy to build its marketing network of websites to support Frazoo and the revitalized gaming program. The Company is focusing its marketing network on local markets.

In June of 2007 the Company started a telemarketing campaign focused on several categories of local businesses such as automotive, homebuilders, high end restaurants and high end retailers. These businesses are being contacted to determine interest in pay-per-click advertising. The Company is initially testing the telemarketing in Seattle and Atlanta. In response to the Seattle calls, the Company launched a local marketing network of websites. It consists of www.seattlefrazoo.com as well as several local marketing websites such as www.cadillacclub.seattlefrazoo.com. The goal is to create a local marketing base for pay-per-click, banner advertising and email marketing to support Frazoo.

We will continue to seek out web applications we can use to generate traffic. The more users we can create through our Internet publishing efforts the more we promote Frazoo and our branded portals. Like other successful publishers, we want to own and operate our content and be able to market ourselves to target markets.

Products

1. Media Platform. In October 2006, we signed a Letter of Intent to acquire the Z7Media.com Media Platform. The acquisition was completed in the second quarter of 2007 payable by way of 1,000,000 MGN common shares. The common shares were issued on May 23, 2007. The Media Platform is a state-of-the art proprietary media software application for development, implementation, management and processing of online marketing campaigns. It allows publishers and advertisers to distribute online advertising in an effective and cost-effective manner.

2. Search Solutions. In March 2007, we signed a Letter of Intent to purchase Frazoo, LLC, a Tier-3 search engine with pay-per-click advertising. We are currently in the process of completing the due diligence phase and anticipate completing the acquisition in the fourth quarter of 2007. Frazoo is a pay-per-click (PPC) search engine. People use Frazoo at www.frazoo.com to find things on the Internet. Advertisers use Frazoo to put their message in front of people who search using particular keywords and phrases. Frazoo is a Tier 3 search engine. Tier 1 search engines are Google, Yahoo and MSN. They sign up their own advertisers and generate traffic through their own domains. Tier 2 search engines are AOL, Lycos and Dogpile and a dozen more. They feed traffic to the Tier 1’s and don’t typically sell advertising direct to customers. Tier 3 search engines are Go Click, Brainfox, Seek99.com, Gazabo and hundreds of others. They are unbranded, sign up their own advertisers and have their own affiliate programs. They often network amongst each others. Pay per click allows advertisers to get a web site listed on the results pages of an almost limitless number of keyword phrases. The highest bidder for a phrase gets the top spot. Advertisers have to target the right type of searcher or consumer with the right keywords. The advertiser pays a rate specified for every visitor who clicks through from the search engine site to the advertiser’s web site. Each unique keyword phrase (e.g. digital cameras) has its own bid price. The advertiser sets a budget and puts money in an account with a credit card. A website is readied to receive the clicks from search engine traffic. While due diligence efforts proceed we entered into a Services Agreement with Frazoo wherein MGN will assist Frazoo with the marketing of the search engine website at www.frazoo.com, advertiser registration and sales, product development, branding, and revenue generation in exchange for compensation of 20% of Frazoo’s gross revenues. At June 30, 2007, we’ve recognized gross revenues of $5,500.00.

3. Local Internet Marketing Services. We offer web development, email marketing, baner advertising and pay-per-click advertising to the local small and medium size business.

4. Mobile Platform. We developed a proprietary mobile media platform to host and distribute mobile websites, applications and media. The MGN Mobile Gaming Platform is a stand alone gaming system that allows users to play, administer and manage games of chance or skill online and on mobile handsets. The platform consists of software, databases and computer servers that connect mobile phones, the internet and player games and provide the required hardware to operate the games and information management functions.

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

Revenue

Through our search engines, portals and websites we expect to generate revenue through advertising, promotion and lead generation. Businesses will pay us for services such as pay-per-click, pay-per acquisition and consulting. Ultimately the revenue is created by an end user clicking on a sponsored search link, banner, button or text-line based on a cost per search or page view which are recognized when the services are delivered. At June 30, 2007, we have recognized gross service revenues of $5,500.

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

Our original intentions were to derive revenue through our licensing program with strategic partners in the gaming industry. We also planned to expand our target markets to include consumer-based companies beyond gaming. Our original goal was to create multiple revenue streams through multiple channels of distribution for our products and services. We initially planned to offer through our licensees expanded service offerings to include membership fees and lead generation programs.

We have presently halted our efforts to license our mobile gaming platform due to the fact that our potential licensees have withdrawn from the mobile gaming market as a result of the passing of The Safe Port Act. We believe that this business opportunity has been adversely impacted by the passing of The Safe Port Act and the current regulatory environment in the United States. Thus, we have changed our focus to focusing on marketing advertising, lead generation and branding to become an internet mobile marketer.

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

The Company’s corporate website is located at www.mgn-inc.com.

In July, 2007 the Company launched www.seattlefrazoo.com as a local directory site ot support the pay-per-click marketing efforts of Frazoo.com. It also launched several other local websites such as www.cadillacclub.seattlefrazoo.com.

Licensing Arrangements

On April 23, 2007, we entered into a Software License and Content Agreement with Z7media, Inc. wherein we agree to license with a right to own a search engine media platform from Z7Media by way of the issuance from treasury of 1,000,000 restricted common shares in the capital stock of MGN at a price per share of $0.035. The Z7Media.com Media Platform consists of a dynamic portal for website content, search results and sponsored advertising listings. The platform includes a scalable portal product for creating custom portals expand online services for end users and aggregate publisher traffic. Z7Media.com is a California technology company focused on Internet marketing initiatives for advertisers and web publishers. The portal product will be used to generate interest in Frazoo and MGN’s other content. MGN is granted a non-exclusive, non-transferable and non-assignable license to use Z7Media Software in the US.

Other Agreements

Effective October 15, 2006, we signed an agreement with MarketVoice Inc. The term of the engagement is 6 months. Both parties have the option to cancel the agreement. We agreed to pay a fee of $5,000 per month and issue 300,000 common shares as consideration for services within 14 days of signing the agreement. As at June 30, 2007, $5,000 relating to fees and $87,000 relating to common shares to be issued are included in accounts payable. We have extended the expiration of the agreement for a term of one year. We have not yet begun to engage the monthly service but intend to in the near future.

Employees

As of August 8, 2007, Mark Jensen, our president and CEO was our only employee.

Our Financial Condition

We are currently generating revenues soley from our Services Agreement with Frazoo. We ceased operation of our websites in fiscal 2006 and have not generated any revenues from our websites to date. We have incurred recurring losses and had a working capital deficiency of $14,144,751 as at June 30, 2007 (December 31, 2006 - $2,609,604). As at the date of this quarterly report, we had drawn down the entire amount of a $2,765,000 credit facility available to us. In addition, we are currently in default under one of the notes payable, and currently owe $11,656,203 in accrued interest, which includes default interest. Under one of the notes payable, there is an obligation for the Company to place 2,329,279,600 common shares in escrow as security for the amount owing in relation to the note payable as well as the related accrued interest. The Company has not placed any shares in escrow as required by the obligation.

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

Plan of Operations

We estimate our operating expenses for the next twelve months to be as follows:

Operating Expenses
Sales and Marketing	$120,000
General and Administrative	15,000
Research and Development	12,000
Consulting Fees	100,000
Professional Fees	200,000
Rent	1,300
Capital Expenditures	20,000
Officer and Employee Compensation	180,000
Working Capital	2,514,000
Total	$3,162,300

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

Rent

We anticipate spending approximately $1,300 on rent for our executive offices in the next twelve months.

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

Working Capital

We anticiptate spending approximately $2,514,000 in working capital in the next twelve months to cure our working capital deficiency. This excludes the accrued interest of $11,656,203, as the intention of the Company is settle this amount thru the issuance of common shares.

Results of Operations

The following table provides information relating to our operating results for the periods indicated:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenues	$ 5,500	$ -	$ 5,500	$ 9,167
Operating Expenses	630,814	1,339,009	790,354	3,860,731
Loss from Operations	(625,314)	(1,339,009)	(784,854)	(3,851,564)
Amortization of debt issuance costs	(11,725)	(277,449)	(23,367)	(296,854)
Financing costs	-	(207,268)	-	(207,268)
Interest Expense	(8,608,711)	(272,182)	(11,112,817)	(313,000)
Net Loss	(9,245,750)	(2,095,908)	(11,921,038)	(4,668,686)

Revenues

For the six month period ended June 30, 2007, we recognized revenues of $5,500 compared to $9,167 in the six month period ended June 30, 2006. We are currently earning revenues soley from our Services Agreement with Frazoo.

For the three month period ended June 30, 2007, we recognized revenues of $5,500 compared to $nil in the three month period ended June 30, 2006. We are currently earning revenues soley from our Services Agreement with Frazoo.

Consulting Fees

For the six month period ended June 30, 2007, we incurred consulting fees of $703,118 compared to $2,507,046 in the six months ended June 30, 2006, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan.

For the three month period ended June 30, 2007, we incurred consulting fees of $559,602 compared to $857,544 in the three months ended June 30, 2006, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan. During the three month period ended June 30, 2007, the Company entered into new consulting agreements with various consultants.

Depreciation

For the six month period ended June 30, 2007, depreciation relating to our software, property and equipment was $9,494 compared to $54,880 in the six month period ended June 30, 2006. The larger depreciation charge in the six month period ended June 30, 2006 was due to the depreciation charge on our mobile game and marketing software, which has since been abandoned and an impairment loss was recorded during the year ended December 31, 2006.

For the three month period ended June 30, 2007, depreciation relating to our software, property and equipment was $4,747 compared to $27,471 in the three month period ended June 30, 2006. The larger depreciation charge in the three month period ended June 30, 2006 was due to the depreciation charge on our mobile game and marketing software, which has since been halted and an impairment loss was recorded during the year ended December 31, 2006.

General and Administrative

For the six month period ended June 30, 2007, our general and administrative expenses were $38,460 compared to $233,988 in the six month period ended June 30, 2006. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan.

For the three month period ended June 30, 2007, our general and administrative expenses were $36,160 compared to $110,944 in the three month period ended June 30, 2006. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan.

Professional Fees

For the six months ended June 30, 2007, we paid professional fees of $39,282 compared to $211,620 in the six month period ended June 30, 2006. These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses.

For the three months ended June 30, 2007, we paid professional fees of $30,305 compared to $154,582 in the three month period ended June 30, 2006. These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses.

Loss from Operations

For the six month period ended June 30, 2007, our loss from operations was $784,854 compared to $3,851,564 in the six month period ended June 30, 2006. This decrease was due to the slow down of business operations while the Company retooled and refocused its business efforts.

For the three month period ended June 30, 2007, our loss from operations was $625,314 compared to $1,339,009 in the three month period ended June 30, 2006. This decrease was due to the slow down of business operations while the Company retooled and refocused its business efforts.

Amortization of Debt Issue Costs

For the six month period ended June 30, 2007, amortization of debt issue costs were $23,367 compared to $296,854 in the six month period ended June 30, 2006.

For the three month period ended June 30, 2007, amortization of debt issue costs were $11,725 compared to $277,449 in the three month period ended June 30, 2006.

Interest Expense

For the six month period ended June 30, 2007, interest expense was $11,112,817 compared to $313,000 in the six month period ended June 30, 2006. Interest expenses were primarily attributable to our loan from Alliance Capital Ventures and is expected to increase considerably unless we are able to repay or settle the amount outstanding under this loan. See discussion below under “Notes Payable”.

For the three month period ended June 30, 2007, interest expense was $8,608,711 compared to $272,182 in the three month period ended June 30, 2006. Interest expenses were primarily attributable to our loan from Alliance Capital Ventures and is expected to increase considerably unless we are able to repay or settle the amount outstanding under this loan. See discussion below under “Notes Payable”.

Loss for the Period

Our company incurred a net loss of $11,921,038 for the six month period ended June 30, 2007 compared to $4,668,686 in the six month period ended June 30, 2006.

Our company incurred a net loss of $9,245,750 for the three month period ended June 30, 2007 compared to $2,095,908 in the three month period ended June 30, 2006.

Liquidity and Capital Resources

As at June 30, 2007, our company had cash on hand of $Nil (December 31, 2006 - $Nil) and a working capital deficiency of $14,144,751 (December 31, 2006 - $2,609,604). We will require additional financing to pursue our plan of operations.

On July 17, 2007, the company issued 20,482,600 common shares to various parties (see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds) to settle a total debt amount of $1,024,129.

Plan of Operations and Financing Requirements

We plan to spend approximately $3,162,300 over the next twelve months in carrying out our plan of operations, subject to our ability to obtain additional financing, and in repaying the note payables. Such amount excludes financing required to rectify our working capital deficiency of which we hope to negotiate settlement in common stock where possible. Should we be required to settle all payables and to repay the convertible debt in cash, our cash requirements would be approximately $17.6 million. We have incurred recurring losses in our operations. To date, we have had negative cash flows from operations, are in default on two notes payable and have been dependent on debt financing for our cash requirements. Based on these factors and our limited cash and working capital, we will require additional capital to pursue our plan of operations, as outlined above.

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

Notes Payable

On March 27, 2006, we entered into a loan agreement with Alliance Capital Ventures, LLC pursuant to which we issued a note payable in the principal amount of $400,000 and share purchase warrants to acquire 200,000 shares of our common stock exercisable at a price of $1.00 per share until March 26, 2011. The note was secured by 500,000 free trading shares (“Secured Shares”) of the Company’s common stock held by the former Vice-President of Investor Relations of the Company. Pursuant to the Pledge and Escrow Agreement, the Company is required to place additional shares in escrow if the quoted market price of the Secured Shares fell below a pre-determined threshold. As of June 30, 2007, the Company is required to place 2,329,279,600 shares in escrow as additional security, in accordance with the Pledge and Escrow Agreement to the note, of which nil has been put into escrow by the Company . The interest on the loan was originally 10% of the principal amount of the loan and the full amount of such interest is due and payable irrespective of whether the loan is paid on or before the date of maturity. The principal amount of the loan was originally due in full on June 26, 2006. On June 30, 2006, we entered into an amendment to the loan agreement pursuant to which the maturity date was extended from June 26, 2006 to July 31, 2006. In addition, the number of warrants issued was increased from 200,000 to 400,000, the exercise price of the warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period of the warrants was extended to June 30, 2011. As a result of these amendments to the detachable warrants, financing costs of $157,268 (based on the increased in value of the amended warrants compared to the original warrants immediately before the amendments) were included in the total financing costs of $207,774 charged to our statement of operations in fiscal 2006. We have defaulted on this note, however, the lender has not as yet taken any action upon the default. We are currently in discussions with the lender regarding the repayment of amounts due under the note. We plan to raise additional funds through an issuance of our shares, a portion of which could be used to repay the principal amount of the loan, however, there can be no assurance that we will be able to complete such a financing. As a result of the note being in default, all the Secured Shares were transferred to the lender as partial payment of approximately $96,000 of the debt (which approximates the quoted market value of the Secured Shares) on the date of settlement. The Company has agreed to repay the former Vice President of Investor Relations $96,000 for the 500,000 Secured Shares that was transferred to the lender.

Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remained unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at June 30, 2007, default interest of $11,156,398 has been accrued. The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt. The current rate of interest at August on this debt is 65% per month and the amount outstanding is $11,156,398 as of June 30, 2007. With respect to the Pledge and Escrow Agreement, the Company is required to place in escrow 2,329,279,600 common shares, based on the requirements of the agreement.

On April 27, 2006, we entered into a loan agreement with Abettor Agencies, Ltd. pursuant to which we issued a note payable in the principal amount of $200,000 and share purchase warrants to acquire 100,000 shares of our common stock exercisable at a price of $1.00 per share until April 27, 2009. The principal amount of the loan was due in full on the earlier of August 25, 2006, or at the date upon which we close a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the loan. We had defaulted on this note on August 25, 2006. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter until the debt is paid in full. As at

June 30, 2007, default interest of $499,805 has been accrued. The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt. On July 4th, 2007, we entered into a debt settlement agreement with Abettor wherein, the parties agreed to settle the outstanding debt for a value of $300,000 payable by way of 6,000,000 common shares. In addition, subsequent to the year end the Company entered into a debt settlement agreement with Androgas Property, SA to settle the outstanding debt for a value of $174,940 payable by way of 3,498,800 common shares, and the Company also entered into debt settlement agreements with three additional creditors to settle an aggregate outstanding amount of $549,190 payable by way of 10,983,800 common shares.

Cash Flows from Operating Activities

Operating activities used cash of $119,831 in the six month period ended June 30, 2007 compared to $1,268,830 in the six month period ended June 30, 2006. Due to our inability to generate cash from operations, we rely on cash from financing activities to fund our operations.

Cash Flows from Financing Activities

In the six month period ended June 30, 2007, financing activities provided cash of $119,684 as compared to $1,078,242 for the six month period ended June 30, 2006. Proceeds from advances on notes payable provided cash of $122,302 during the first six months of fiscal 2007 as compared to $620,751 for the same period in fiscal 2006.

Outlook

There are no assurances that we will be able to generate revenues, generate cash flows from operations or obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when we need it, or if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be required to scale down or cease our operations.

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

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalized direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. As at June 30, 2007, no website development costs have been capitalized.

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

New Accounting Pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined the adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. Among other things, SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company has determined that SFAS No.155 did not have a material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of out company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become involved in various claims and lawsuits incidental to its business. There are presently no material legal proceedings pending or threatened against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have reported sales of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) in our Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission. In addition to these reported issuances, we completed the issuances described below during the six month period ended June 30, 2007:

On May 25, 2007, our company issued 1,000,000 common shares (500,000 to Mathew Bird and 500,000 to Craighton McFarlane) in connection with the Software License and Content Agreement dated April 23, 2007 between MGN Technologies, Inc. and Z7media, Inc. for $35,000. The shares issued were made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear the appropriate restrictive legend.

On July 17, 2007, our company issued 6,000,000 shares to Abettor Agencies, Inc. in connection with a debt settlement letter to settle a note payable in the amount of $300,000. The shares issued were made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear the appropriate restrictive legend.

On July 17, 2007, our company issued 423,340 shares to William Callan, PLLC in connection with a debt settlement letter to settle accounts payable in the amount of $21,167. The shares issued were made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear the appropriate restrictive legend.

On July 17, 2007, our company issued 2,054,813 shares to DVRC, Inc. in connection with a debt settlement letter to settle amounts owing totalling $102,741. The shares issued were made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear the appropriate restrictive legend.

On July 17, 2007, our company issued 8,505,647 to Illuminated Technologies Inc. in connection with a debt settlement letter to settle amounts owing totalling $425,282. The shares issued were made pursuant to exemptions from registration provided by Rule 904 of Regulation S promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear the appropriate restrictive legend.

On July 17, 2007, our company issued 3,498,800 to Androgas Property, SA in connection with a debt settlement letter to settle amounts owing totaling $174,940. The shares issued were made pursuant to exemptions from registration provided by Rule 904 of Regulation

S promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear the appropriate restrictive legend.

Item 3.	Defaults Upon Senior Securities

We are currently in default under a loan in the principal amount of $400,000 from Alliance Capital Ventures, LLC for failing to repay amounts due upon maturity of the loan on July 31, 2006. The loan is secured by substantially all of our assets and our former Vice-President of Investor Relations had pledged 500,000 shares of our common stock as further security for the loan. Subsequent to this, the pledged shares have been transferred to Alliance Capital Ventures, LLC as partial payment, and $96,000 has been accured in accounts payable and accrued liabilities as an amount owing to our former Vice-President of Investor Relations. In the event that any amounts remained unpaid more than sixty days from July 31, 2006, as has been the case, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. The current rate of interest on this debt is 65% per month, and the amount outstanding is $11,156,398 as of June 30, 2007. The lender has not as yet taken any action upon the default and we are currently in discussions with the lender regarding the repayment of amounts due under the loan. For more information, see “Liquidity and Capital Resources”.

As at June 30, 2007 we remained in default under a loan in the principal amount of $200,000 from Abettor Agencies Inc. for failing to repay amounts due upon maturity of the loan on August 25, 2006. As a result, the current rate of interest on this debt is 15% per month, and the amount outstanding is $499,805 as of June 30, 2007. However, on July 4, 2007 we entered into a debt settlement agreement with Abettor wherein, the parties agreed to settle the outstanding debt for a value of $300,000 payable by way of 6,000,000 common shares. These shares were issued by the company on July 17, 2007.

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

10.8	Consulting/Development Agreement dated May 1, 2005, between Ignition Technologies, Inc. dba Mobile Gaming Now, Inc. and Illuminated

Exhibit
Number	Description
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

10.11	Kahnawake Gaming Commission Temporary Client Provider Authorization (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.12	Credit Facility Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.13	General Security Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.14	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Trident Oil & Gas, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.15	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Atlas Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.16	2006 Stock Option Plan (incorporated by reference from our Form 10- KSB filed on April 17, 2006)
10.17	Consulting Agreement dated December 22, 2005, between MGN Technologies Inc. and Southgate SEO, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.18	Marketing Agreement dated December 22, 2005, between MGN Technologies Inc. and Ownby Mobile Consulting, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.19	Investor Relations Agreement dated December 21, 2005, between MGN

Exhibit
Number	Description
Technologies Inc. and Lyons LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.20	Consulting Agreement dated January 8, 2006, between MGN Technologies Inc. and ECON Investor Relations (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.21	Consulting Agreement dated January 5, 2006, between MGN Technologies Inc. and Atlanta Capital Partners, LLC. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.22	Agreement dated January 3, 2006, between MGN Technologies Inc. and The Money Channel, Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.23	Investor Relations Agreement dated January 6, 2006, between MGN Technologies Inc. and First London Finance Ltd (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.24	Loan Agreement dated March 27, 2006 between MGN Technologies Inc. and Alliance Capital Ventures, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2006)
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

10.28	Software License and Content Agreement dated April 23, 2007 between MGN Technologies, Inc. and Z7media, Inc.(1)
10.29	2007 Stock Option Plan (incorporated by reference from our Form 8-K as filed on June 18, 2007)
10.30	Form of Stock Option Agreement (incorporated by reference from our Form 8-K as filed on June 18, 2007)

Exhibit
Number	Description
10.31	Form of Debt Settlement Agreement (incorporated by reference from our Form 8-K as filed on July 20, 2007)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)
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

August 20, 2007