Form 10QSB
period 2007-09-30
MGN TECHNOLOGIES, INC.
filed 2007-11-19
CIK 1258786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to ______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 68,710,950 shares of our common stock were outstanding as of November 16, 2007

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MGN Technologies, Inc.
(A Development Stage Company)

September 30, 2007 (Unaudited)

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	September 30,	December 31,
	2007	2006
	$	$
	(Unaudited)
ASSETS
Current Assets
Receivables	17,800	8,759
Total Current Assets	17,800	8,759
Deferred Issue Costs, net of accumulated amortization of $75,805
(December 31, 2006 - $40,490)	144,495	179,810
Property and Equipment (Note 4)	51,536	65,778
Total Assets	213,831	254,347

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities
Bank overdraft	36,252	48,925
Accounts payable and accrued liabilities	1,177,801	1,231,142
Accrued interest (Note 6)	56,679,257	543,386
Notes payable (Note 6)	556,156	794,910
Total Current Liabilities	58,449,466	2,618,363
Convertible Debt (Note 7)	2,765,000	2,765,000
Total Liabilities	61,214,466	5,383,363
Contingencies and Commitments (Notes 2 and 10)
Capital Deficit
Preferred Stock
Authorized: Unlimited Class A Preferred shares, without par value
Issued: no shares	–	–
Common Stock (Note 8)
Authorized: Unlimited common shares, without par value
Issued: 66,510,950 shares (December 31, 2006 – 42,828,350 shares)	3,352,342	2,944,103
Additional Paid-In Capital	3,268,790	2,734,849
Accumulated Other Comprehensive Income	21,579	77,525
Deficit Accumulated During the Development Stage	(67,643,346)	(10,885,493)
Total Capital Deficit	(61,000,635)	(5,129,016)
Total Liabilities and Capital Deficit	213,831	254,347

The accompanying notes are an integral part of these consolidated financial statements

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	March 3, 2003	Three Month	Three Month	Nine Month	Nine Month
	(Date of Inception)	Period Ended	Period Ended	Period Ended	Period Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	74,407	17,985	4,256	23,485	13,423

Operating Expenses

Consulting fees	4,244,730	136,010	306,778	839,128	2,813,824
Depreciation	176,431	4,748	26,870	14,242	81,750
General and administrative	607,450	4,010	33,866	42,470	267,854
Professional fees	483,123	18,037	(5,863)	57,319	205,757
Regulatory & transfer agent fees	13,554	–	–	–	–
Rent	119,258	–	10,609	–	88,891
Research & development	2,554,018	–	–	–	774,915

Total Operating Expenses	8,198,564	162,805	372,260	953,159	4,232,991

Loss from Operations	(8,124,157)	(144,820)	(368,004)	(929,674)	(4,219,568)

Other Income (Expense)

Loss on exchange of convertible debt
(Note 7)	(1,971,506)	–	(1,971,506)	–	(1,971,506)
Loss on impairment of intangible assets	(126,383)	–	–	–	–
Amortization of debt issue costs	(365,305)	(11,948)	(21,346)	(35,315)	(318,200)
Financing costs	(207,774)	–	(506)	–	(207,774)
Interest (Note 6)	(57,912,999)	(45,744,825)	(238,198)	(56,857,642)	(551,198)
Gain on settlement of debt (Note 8)	1,064,778	1,064,778	–	1,064,778	–

Net Loss	(67,643,346)	(44,836,815)	(2,599,560)	(56,757,853)	(7,268,246)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	21,579	(7,933)	(8,728)	(55,946)	(32,873)

Comprehensive Loss	(67,621,767)	(44,844,748)	(2,608,288)	(56,813,799)	(7,301,119)

Loss Per Share – Basic and Diluted		(0.74)	(0.06)	(1.16)	(0.17)

Weighted Average Shares Outstanding		60,813,000	42,464,219	49,028,000	41,972,000

The accompanying notes are an integral part of these consolidated financial statements

MGN Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	March 3, 2003	Nine Month	Nine Month
	(Date of Inception)	Period Ended	Period Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(67,643,346)	(56,757,853)	(7,268,246)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion of convertible debt discount	120,580	–	100,803
Accretion of discount on notes payable	290,114	–	290,114
Accrued interest	56,679,257	56,135,871	169,025
Amortization of debt issue costs	365,305	35,315	318,200
Depreciation	176,431	14,242	81,750
Gain on settlement of debt	(1,064,778)	(1,064,778)	–
Loss on exchange of convertible debt	1,971,506	–	1,971,506
Loss on impairment of intangible assets	126,383	–	–
Stock-based compensation	1,473,590	462,023	428,592
Stock issued for services	1,998,750	35,000	1,921,250
Financing costs	157,268	–	157,268

Changes in operating assets and liabilities:
Receivables	(15,218)	(9,041)	(6,422)
Accounts payable and accrued liabilities	2,159,059	958,486	492,004
Deferred revenue	–	–	(12,501)
Prepaid expenses	–	–	36,456

Net Cash Used in Operating Activities	(3,205,099)	(190,735)	(1,320,201)

Investing Activities
Cash acquired from recapitalization	879	–	–
Mobile game and marketing software	(250,000)	–	–
Purchase of property and equipment	(104,351)	–	(13,127)

Net Cash Used in Investing Activities	(353,472)	–	(13,127)

Financing Activities
Increase (decrease) in bank overdraft	36,252	(12,673)	47,449
Proceeds from issuance of convertible debt, net of commission	2,544,700	–	945,000
Advances on notes payable, net of cash issuance costs	1,282,078	136,186	645,892
Repayment of notes payable	(500,000)	–	(500,000)
Proceeds from issuance of common stock	166,450	66,000	–

Net Cash Provided by Financing Activities	3,529,480	189,513	1,138,341

Net decrease in Cash	(29,091)	(1,222)	(194,987)

Effect of Foreign Exchange on Cash	29,091	1,222	(32,873)

Cash – Beginning of Period	–	–	227,860

Cash – End of Period	–	–	–

Non-cash Investing and Financing Activities
Stock issued for recapitalization	659,903	–	–
Stock issued for services	1,998,750	35,000	1,921,250
Stock issued to settle debt	307,239	307,239	–
Stock issued for finders’ fees	220,000	–	220,000
Increase in value of detachable warrants	157,268	–	157,268

Supplemental Disclosures:

Interest paid	6,250	–	–
Income taxes paid	–	–	–

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

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To September 30, 2007, the Company has recognized cumulative revenue of $74,407, has negative working capital and has a consolidated accumulated deficit of $67,643,346 as at September 30, 2007. The continuation of the Company is dependent upon the continuing support of creditors and stockholders as well as achieving a profitable level of operations. The Company is in the development stage and has a limited operating history. The successful implementation of its business strategy depends on numerous factors including economic competitive, technological factors and uncertainties, the ability to hire and retain qualified personnel, and the ability to obtain financing on acceptable terms to continue the development of its plans. Adverse economic or competitive conditions, the failure to hire and retain qualified personnel or obtain financing on acceptable terms when required could affect the Company’s future operations. The Company has only earned nominal revenue since inception, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Nature of Business and Ability to Continue Operations (continued)

Management anticipates that it requires approximately $2.4 million over the next twelve months ended September 30, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow, the Company plans to raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

3.	Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. Among other things, SFAS No. 155 permits the election of fair value re- measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company has determined that SFAS No.155 did not have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

4.	Property and Equipment

	September 30,			December 31,
	2007			2006
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	value	Cost	Depreciation	value
Computer
equipment	$91,456	$46,247	$45,209	$91,456	$33,122	$58,334
Furniture and
fixtures	4,667	1,351	3,316	8,349	4,448	3,901
Office equipment	4,546	1,535	3,011	4,546	1,003	3,543
	$100,669	$49,133	$51,536	$104,351	$38,573	$65,778

5.	Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

a)

On June 1, 2005, the Company entered into an agreement with a creditor of the Company for a consulting agreement for $8,000 per month, which was subsequently amended to $5,000 per month, to be its Vice President of Investor Relations. On May 12, 2007, the consulting agreement was terminated and replaced. The new agreement is for consulting services for $500 per month, with $66,000 for past services. During the nine month period ended September 30, 2007, the Company incurred $83,250 (September 30, 2006 - $51,000) in consulting fees to this individual.

b)

On April 1, 2005, the Company entered into an agreement with DVRC, Inc. (“DVRC”) a company controlled by Mark Jensen, the Company’s President and Chief Executive Officer for services for $10,000 per month. During the nine month period ended September 30, 2007, the Company incurred $90,000 (September 30, 2006 - $90,000) in consulting fees to DVRC.

	c)	As of September 30, 2007, the Company had owing $60,505 (December 31, 2006 - $75,392) to DVRC, in relation to the payment of certain expenses paid for by DVRC on behalf of the Company.

d)

As of September 30, 2007, the Company had owing $57,856 (December 31, 2006 - $41,356) to its former Vice President of Investor Relations, in relation to fees owing and payment of certain expenses paid for on behalf of the Company. In addition, the Company has recorded in accounts payable, $95,988 (December 31, 2006 - $95,988) in amounts owing to the same individual, in connection with the issuance of note payables (see note 6).

e)

On July 17, 2007, the Company issued 2,054,813 shares to DVRC, Inc. in connection with a debt settlement letter to settle amounts owing totaling $102,741. The shares were issued at a market price of $0.015 per share and resulted in a gain of $71,918. This amount of the gain has been recorded as additional paid in capital.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

6.	Notes Payable

Notes payable to a stockholder of the Company amounting to $80,883 (December 31, 2006 - $80,883) are non-interest bearing, unsecured and repayable on demand.

Notes payable to a director of the Company amounting to $40,324 (December 31, 2006 - $24,027) are non-interest bearing, unsecured and repayable on demand.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.	Notes Payable (continued)

In March 2006, the Company issued a note payable in the amount of $400,000 to an arm’s length party, and share purchase warrants to acquire 200,000 shares of common stock exercisable at $1.00 per share until March 26, 2011. The note was secured by 500,000 free trading shares (“Secured Shares”) of the Company’s common stock held by the Vice- President of Investor Relations of the Company. Pursuant to the Pledge and Escrow Agreement, the Company is required to place additional shares in escrow if the quoted market price of the Secured Shares fell below a pre- determined threshold. As of September 30, 2007, the Company is thus obligated to place 7,557,234,400 shares in escrow as additional security, none of which has been put into escrow by the Company

On June 30, 2006, the Company entered into an amendment to the above loan agreement by extending the repayment terms from June 26, 2006 to July 31, 2006. To extend the repayment terms, the Company must pay on or before July 7, 2006, $90,000 comprised of (i) an extension fee of $44,406, (ii) interest of $40,000, and (iii) administration fees of $5,594. These amounts are included in accrued liabilities. In addition, the warrants are increased from 200,000 to 400,000 warrants, the exercise price of these 400,000 warrants was reduced from $1.00 per share to $0.50 per share, and the exercise period is extended to June 30, 2011. As a result of these amendments to the detachable warrants, financing costs of $157,268 (based on the increase in value of the amended warrants compared to the original warrants immediately before the amendments calculated using Black Scholes option pricing model) were included in the total financing costs of $207,774 charged to the Statement of Operations in 2006. On July 31, 2006, the Company defaulted on the note and the shares were seized by the lender as the Company continues to operate under the extended terms of the amendment until repayment of the principal. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at September 30, 2007, default interest of $56,679,257 (December 31, 2006 - $388,771) has been accrued. As a result of the Company default on the note, all the Secured Shares were transferred to the lender as partial payment of approximately $96,000 of the debt (which approximates the quoted market value of the Secured Shares on the date of settlement). This amount was accrued in accounts payable and accrued liabilities. The Company is currently in discussions with the lender regarding the repayment of amounts due under the note.

The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt.

In April 2006, the Company issued a note payable in the amount of $200,000 to an arm’s length party, and share purchase warrants to acquire 100,000 shares of common stock exercisable at $1.00 per share until April 27, 2009. The principal amount of the loan is due in full on the earlier of August 25, 2006, or the date upon which the Company closes a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the debt. The Company allocated the proceeds of issuance between the note payable and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $92,007 as additional paid-in capital. The carrying value of the note payable will be accreted to the face value of $200,000 to maturity. At September 30, 2007, the debt discount of $92,007 has been fully accreted. On August 25, 2006, the Company defaulted on the note. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter until the debt is paid in full. On July 17, 2007, the Company entered into a debt settlement agreement and issued 6,000,000 shares of common stock to repay and settle an aggregate of $719,805 of indebtedness, which included the principal plus accrued interest. As a result of the agreement, $629,805 was recorded as a gain on settlement of debt in the Statement of Operations. The shares issued were accounted for based on the quoted market value of the Company’s common stock on the date of the settlement agreement. (Note 8)

The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and are being amortized over the term of the debt.

Notes payable to Androgas Property S.A., an Austrian company, amounting to $34,949 (December 31, 2006 - $90,000) are non interest bearing, and unsecured with no terms of repayment. On July 17, 2007, the Company entered into a debt settlement agreement with Androgas Property S.A. to settle a portion of the amount owing and 3,498,800 shares of common stock were issued as a repayment of $174,940 of indebtedness. The shares issued were accounted for based on the quoted market value of the Company’s common stock on the date of settlement agreement and the difference was recognized as a gain of $122,458 in the Statements of Operations.

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

The Royalty may be purchased at the option of the Company at any time by paying 60% of the future Royalty payments that could still be earned as at the date of the payment. As at September 30, 2007, an insignificant royalty amount has been accrued in relation to this convertible note payable.

In 2006, the Company had drawn down the full amount of the credit facility of $2,765,000. The Company paid an 8% commission of $220,300 which was capitalized as debt issue costs and is being amortized over the term of the debt. In accordance with Emerging Issue Task Force (“EITF”) Abstract 00-27, the Company recorded a total beneficial conversion feature of $1,981,486 as a discount to the convertible debt and initially credited this amount to additional paid-in capital. The discount and deferred issue costs were being amortized to interest expense over the term of the debt using the effective interest rate method. For the nine month period ended September 30, 2007, interest expense of $nil (September 30, 2006 - $60,077) has been recorded in the Consolidated Statement of Operations. The discount has been fully recognized at the time of modification as described below.

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

During the nine month period ended September 30, 2007, the Company issued 1,000,000 restricted shares of common shares to Z7media at the quoted market price of $0.035 per share. The common shares were issued to satisfy a Software Licence and Content Agreement that was entered into on April 23, 2007, in order to licence a search engine media platform.

On July 17, 2007, the Company entered into debt settlement agreements with five creditors whereby a total of 20,482,600 shares of common stock were issued as a repayment and settlement of an aggregate of $1,443,935 of indebtedness. The shares issued were accounted for based on the quoted market value of the Company’s common stock of $0.015 on the date of settlement agreement. As a result of the transaction, $71,918 was recorded against additional paid in capital in respect of related party debts settled (Note 5), $307,239 was recorded as an increase to share capital and the remaining gain of $1,064,778 was recorded as a gain on settlement of debt in the Statements of Operations.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

8.	Common Stock (continued)

On September 18, 2007, the Company issued 2,200,000 shares of common stock to a director of the Company pursuant to the exercise of stock options at $0.03 per share for proceeds of $66,000.

Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance, December 31, 2006	550,000	US$ 0.64
Granted during the period	-	-
Exercised during the period	-	-

Balance, September 30, 2007	550,000	US$ 0.64

Number of	Exercise
Warrants	price	Expiry Date

100,000	US$1.00	April 27, 2009
50,000	US$1.00	April 30, 2009
400,000	US$0.50	June 30, 2011

550,000	US$0.64

These warrants are fully vested and exercisable.

9.	Stock Options

On January 11, 2006, the Company adopted its 2006 Stock Option Plan. The 2006 Stock Option Plan provides for the granting of up to 4,000,000 stock options to eligible employees, directors, advisory board members, and consultants of the Company. The exercise price and the vesting terms of the options are determined by the Company’s Board of Directors. The exercise price will generally be at least equal to the market price of the common shares at the date of the grant.

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

On January 11, 2006, the Company granted 500,000 stock options to consultants with an exercise price of $2.00 per share, expiring on January 11, 2011. These options vest one-quarter per every six-month period commencing on July 11, 2006. The fair value for options granted was estimated at the balance sheet date using the Black-Scholes option- pricing model assuming an expected life of 5 years, a dividend rate of Nil%, a risk-free rate of 4.80% and an expected volatility of 115%. The weighted average grant date fair value of stock options granted during the period ended June 30, 2007 was $1.88 per share. Unvested options to consultants were re-measured on each balance sheet date until fully vested. During the year ended December 31, 2006, 325,000 stock options were cancelled by the Company.

On June 12, 2007, the Company granted 8,300,000 stock options to consultants with an exercise price of $0.03 per share, expiring June 12, 2009. These options vested immediately upon the grant date. The fair value for options granted was estimated at the balance sheet date using the Black-Scholes option-pricing model assuming an expected life of 2 years, a dividend rate of Nil%, a risk free rate of 4.93% and an expected volatility of 204%. The weighted average grant date fair value of stock options granted during the period ended September 30, 2007 was $0.02 per share.

MGN Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

9.	Stock Options (continued)

During the nine month period ended September 30, 2007, the Company recognized stock-based compensation of $462,023 (2006 - $428,592) which is included in consulting expense on the Consolidated Statement of Operations. As at September 30, 2007, $111,808 of compensation costs related to the unvested employee and director options remained to be amortized over the remaining vesting periods through January 2008.

A summary of the Company’s stock option activity is as follows:

		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding, January 1, 2007	550,000	$2.00	3.28	$–
Granted	8,300,000	0.03	1.70	–
Cancelled / Forfeited	–	–	–	–
Exercised	(2,200,000)	0.03	–	–
Outstanding, September 30, 2007	6,650,000	$0.19	1.83	$–
Exercisable, September 30, 2007	6,512,500	$0.15	1.80	$–

A summary of the status of the Company’s unvested shares as of September 30, 2007, and changes during the nine month period ended September 30, 2007, is presented below:

		Weighted-Average
	Number of	Grant-Date
Unvested shares	Shares	Fair Value

Unvested at January 1, 2007	412,500	$1.88

Granted	–	–
Forfeited	–	–
Vested	(275,000)	$1.88

Unvested at September 30, 2007	137,500	$1.88

10.	Commitments

Effective October 15, 2006, the Company signed an agreement with MarketVoice Inc. The term of the engagement is 6 months. Both parties have the option to cancel the agreement. The Company agreed to pay a fee of $5,000 per month and issue 300,000 common shares as consideration for services within 14 days of signing the agreement. As at September 30, 2007, $5,000 relating to fees and $87,000 relating to common shares to be issued are included in accounts payable.

During the nine month period ended September 30, 2007, the Company entered into agreements with five consultants for consulting services. The agreements allowed for a lump sum payment of $249,000, in aggregate, for services provided to the Company commencing April 1, 2007. At September 30, 2007, these amounts have not been paid and are included in accounts payable and accrued liabilities. In addition, the agreements provide for monthly service fees of $500 to be paid to each consultant for a two year period, as well the Company granted the consultants an aggregate of 8,300,000 options exercisable at $0.03 that vest immediately and have a term of 2 years, expiring on the anniversary of the date the consulting agreements were signed (see Note 9).

11.	Legal Proceedings

On March 15, 2007 a lawsuit was filed by Tira Wireless of Toronto, Ontario. Tira Wireless has claimed it is owed $21,000 by Ignition Technologies, a subsidiary of MGN Technologies. The lawsuit is currently pending. At this point, it is indeterminable as to the outcome of this lawsuit. Any loss to be recognized will be recognized in the period it becomes likely. An amount for $21,000 has been recorded in accounts payable as at September 30, 2007.

12.	Subsequent Event

On October 5, 2007, the Company issued 2,200,000 shares of common stock pursuant to the exercise of stock options at $0.03 per share for proceeds of $66,000.

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

Due to the passing of the Safe Port Act, as discussed below, we changed our focus from building a gaming membership through licensees to focusing on marketing as a core competency and, specifically, advertising as a revenue stream. We’ve repositioned our Company as a marketing agency focusing on lead generation marketing to small businesses in the United States. Our business model will primarily utilize pay-per-click networks of different sizes to generate leads for clients at an optimum price. In addition to pay-per-click we’re also utilizing direct mail, telemarketing and B2B networking. We have no intentions of operating in the gaming space due to the dramatic shift in online gaming.

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

We are currently in the process of conducting due diligence efforts. As of November 16 2007 due diligence is not complete. Frazoo has been unable to deliver sufficient accounting for an audit to be performed. To date, we have not executed any definitive agreement for the acquisition of Frazoo and there is no assurance that (i) a definitive agreement will be executed, or (ii) even if a definitive agreement is executed, that we will be able to complete this acquisition.

On June 8th, 2007, while the due diligence process is proceeding, we entered into a Services Agreement with Frazoo wherein MGN will assist Frazoo with the marketing of the search engine website at www.frazoo.com, advertiser registration and sales, product development, branding, and revenue generation in exchange for compensation of 20% of Frazoo’s gross revenues. The Company continues to provide consulting services to Frazoo.

In May of 2007 the Company completed the purchase of a license of a portal product from Z7 Media for payable by way of 1 million shares of MGN common stock. The Z7Media.com Media Platform consists of a dynamic portal for website content, search results and sponsored advertising listings. We currently aren’t using the portal product. Site concepts have been launched but the marketing for the sites was cost prohibitive. We will utilize the portal product at the appropriate time.

We plan to market to businesses interested in search marketing on the Internet. The average revenue of a first-time advertising account on Frazoo is $450. It’s common for first-time advertisers to put $5,000 in an account to pay for pay-per-click marketing. Frazoo’s gross margin is 60%. In the meantime, we have recognized $17,985 in servicing revenue from the Service Agreement with Frazoo during the three months ended September 30, 2007 ($23,485 – Nine months ended September 30, 2007).

In April 2007 the Company implemented an online marketing strategy to build its marketing network of websites to support Frazoo. The Company is focusing its marketing network on local markets. More than forty websites have been launched and are operating today.

In June of 2007 the Company started a telemarketing campaign focused on several categories of local businesses such as automotive, homebuilders, high end restaurants and high end retailers. These businesses are being contacted to determine interest in pay-per-click advertising. The Company is initially testing the telemarketing in Seattle and Atlanta. In response to the Seattle calls, the Company launched a local marketing network of websites. It consists of www.frazoo/com/seattle as well as several local marketing websites such as www.cadillac.seattle-cars.com. The goal is to create a local marketing base for pay-per-click, banner advertising and email marketing to support Frazoo.

We will continue to seek out web applications we can use to generate traffic. The more users we can create through our Internet publishing efforts the more we promote Frazoo and our branded portals. Like other successful publishers, we want to own and operate our content and be able to market ourselves to target markets.

Products

1. Pay-Per-Click Agency. We provide pay-per-click management services to companies wanting to generate leads or traffic using search engine marketing. We use Frazoo as a low-cost, low traffic solution as well as Google, Yahoo and MSN for high level traffic and impact.

2. Lead Generation. In addition to pay-per-click we use direct mail, telemarketing and traditional referral marketing for lead generations efforts for local companies. We’ve launched several campaigns for clients beginning in September of 2007.

3. Web Development. We offer a media portal product that’s a state-of-the art proprietary media software application for development, implementation, management and processing of online marketing campaigns. We also develop stand-alone websites for clients for the purpose of furthering their marketing efforts.

With the passing of The Safe Port Act, as discussed below, we halted our business efforts to commercially deploy our mobile platform for licensing to the online gambling and land-based casino gaming.

Revenue

Through our search engines, portals and websites we expect to generate revenue through advertising, promotion and lead generation. Businesses will pay us for services such as pay-per-click, pay-per acquisition and consulting. Ultimately the revenue is created by an end user clicking on a sponsored search link, banner, button or text-line based on a cost per search or page view which are recognized when the services are delivered. For the nine months ended September 30, 2007, we have recognized gross service revenues of $23,485.

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

Our Websites

The Company’s corporate website is located at www.mgn-inc.com. We have several marketing websites we operate for prospecting and product delivery. We jointly operate www.frazooleads.com with Frazoo. The website promotes our local lead generation marketing. We also operate www.500dollartest, a website promoting marketing testing. We have local marketing websites such as www.frazoo.com/seattle to attract pay-per-click customers. We have these type of sites for 22 different cities. We have other websites to attract new clients such as www.service.frazooleads.com or www.auto.frazooleads.com. We currently have more than 60 websites operating to support our marketing and services.

Employees

As of November 16, 2007, Mark Jensen, our president and CEO was our only employee.

Our Financial Condition

We are currently generating revenues solely from our Services Agreement with Frazoo. We ceased operation of our websites in fiscal 2006 and have not generated any revenues from our websites to date. We have incurred recurring losses and had a working capital deficiency of $58,431,666 as at September 30, 2007 (December 31, 2006 - $2,609,604). As at the date of this quarterly report, we had drawn down the entire amount of a $2,765,000 credit facility available to us. In addition, we are currently in default under one of the notes payable, and currently owe $56,679,257 in accrued interest, which includes default interest. Under one of the notes payable, there is an obligation for the Company to place 7,557,234,400 common shares in escrow as security for the amount owing in relation to the note payable as well as the related accrued interest. The Company has not placed any shares in escrow as required by the obligation.

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

Plan of Operations

We estimate our operating expenses for the next twelve months to be as follows:

Operating Expenses

Sales and Marketing	$120,000
General and Administrative	15,000
Research and Development	12,000
Consulting Fees	100,000
Professional Fees	200,000
Rent	1,300
Capital Expenditures	20,000
Officer and Employee Compensation	180,000
Working Capital	1,750,000
Total	$2,398,300

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

Research and Development

We anticipate spending approximately $12,000 on product development in the next twelve months. This relates to the development and maintenance of our internet websites.

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

Capital Expenditures

We estimate spending approximately $20,000 for computer hardware and software equipment for servers, including financial servers, merchant servers, and marketing servers, during the next 12 months.

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

Working Capital

We anticipate spending approximately $1,750,000 in working capital in the next twelve months to cure our working capital deficiency. This excludes the accrued interest of $56,679,257, as the intention of the Company is settle this amount thru the issuance of common shares. Such settlement is currently under negotiations.

Results of Operations

The following table provides information relating to our operating results for the periods indicated:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues	$ 17,985	$ 4,256	$ 23,485	$ 13,423
Operating Expenses	162,805	372,260	953,159	4,232,991
Loss from Operations	(144,820)	(368,004)	(929,674)	(4,219,568)
Loss on exchange of convertible debt	-	(1,971,506)	-	(1,971,506)
Amortization of debt issuance costs	(11,948)	(21,346)	(35,315)	(318,200)
Financing costs	-	(506)	-	(207,774)
Interest Expense	(45,744,825)	(238,198)	(56,857,642)	(551,198)
Gain on Settlement of Debt	1,064,778	-	1,064,778	-
Net Loss	(44,836,815)	(2,599,560)	(56,757,853)	(7,268,246)

Revenues

For the nine month period ended September 30, 2007, we recognized revenues of $23,485 compared to $13,423 in the nine month period ended September 30, 2006. We are currently earning revenues solely from our Services Agreement with Frazoo.

For the three month period ended September 30, 2007, we recognized revenues of $17,985 compared to $4,256 in the three month period ended September 30, 2006. We are currently earning revenues solely from our Services Agreement with Frazoo.

Consulting Fees

For the nine month period ended September 30, 2007, we incurred consulting fees of $839,128 compared to $2,813,824 in the nine months ended September 30, 2006, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan.

For the three month period ended September 30, 2007, we incurred consulting fees of $136,010 compared to $306,778 in the three months ended September 30, 2006, pursuant to consulting and other agreements relating to the management and operation of our business and stock compensation expenses. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan.

Depreciation

For the nine month period ended September 30, 2007, depreciation relating to our software, property and equipment was $14,242 compared to $81,750 in the nine month period ended September 30, 2006. The lesser depreciation charge in the nine month period ended September 30, 2006 was due to the abandonment of our mobile game and marketing software, for which we recorded an impairment loss during the year ended December 31, 2006.

For the three month period ended September 30, 2007, depreciation relating to our software, property and equipment was $4,748 compared to $26,870 in the three month period ended September 30, 2006. The lesser depreciation charge in the nine month period ended September 30, 2006 was due to the abandonment of our mobile game and marketing software, for which we recorded an impairment loss during the year ended December 31, 2006.

General and Administrative

For the nine month period ended September 30, 2007, our general and administrative expenses were $42,470 compared to $267,854 in the nine month period ended September 30, 2006. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan.

For the three month period ended September 30, 2007, our general and administrative expenses were $4,010 compared to $33,866 in the three month period ended September 30, 2006. The decrease is due to a slow down in business operations while the Company retools and refocuses its business plan.

Professional Fees

For the nine months ended September 30, 2007, we paid professional fees of $57,319 compared to $205,757 in the nine month period ended September 30, 2006. These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses.

For the three months ended September 30, 2007, we paid professional fees of $18,037 compared to $(5,863) in the three month period ended September 30, 2006. These fees are attributable mainly to auditing, legal, accounting and regulatory compliance expenses.

Loss from Operations

For the nine month period ended September 30, 2007, our loss from operations was $929,674 compared to $4,219,568 in the nine month period ended September 30, 2006. This decrease was due to the slow down of business operations while the Company retooled and refocused its business efforts.

For the three month period ended September 30, 2007, our loss from operations was $144,180 compared to $368,004 in the three month period ended September 30, 2006. This decrease was due to the slow down of business operations while the Company retooled and refocused its business efforts.

Loss on Exchange of Convertible Debt

For the nine month period ended September 30, 2007, loss on exchange of convertible debt was $NIL compared to $1,971,506 in the nine month period ended September 30, 2006.

For the three month period ended September 30, 2007, loss on exchange of convertible debt was $NIL compared to $1,971,506 in the three month period ended September 30, 2006.

Amortization of Debt Issue Costs

For the nine month period ended September 30, 2007, amortization of debt issue costs were $35,315 compared to $318,200 in the nine month period ended September 30, 2006.

For the three month period ended September 30, 2007, amortization of debt issue costs were $11,948 compared to $21,346 in the three month period ended September 30, 2006.

Financing Costs

For the nine month period ended September 30, 2007, financing costs were $NIL compared to $207,774 in the nine month period ended September 30, 2006.

For the three month period ended September 30, 2007, financing costs were $NIL compared to $506 in the three month period ended September 30, 2006.

Interest Expense

For the nine month period ended September 30, 2007, interest expense was $56,857,642 compared to $551,198 in the nine month period ended September 30, 2006. Interest expenses were primarily attributable to our loan from Alliance Capital Ventures and is expected to increase considerably unless we are able to repay or settle the amount outstanding under this loan. See discussion below under “Notes Payable”.

For the three month period ended September 30, 2007, interest expense was $45,744,825 compared to $238,198 in the three month period ended September 30, 2006. Interest expenses were primarily attributable to our loan from Alliance Capital Ventures and is expected to increase considerably unless we are able to repay or settle the amount outstanding under this loan. See discussion below under “Notes Payable”.

Gain on Settlement of Debt

For the nine month period ended September 30, 2007, gain on settlement of debt was $1,064,778 compared to $NIL in the nine month period ended September 30, 2006. This was as a result of the settlement of amounts owing to various creditors. See discussion below under “Notes Payable”.

For the three month period ended September 30, 2007, gain on settlement of debt was $1,064,778 compared to $NIL in the three month period ended September 30, 2006. This was as a result of the settlement of amounts owing to various creditors. See discussion below under “Notes Payable”.

Loss for the Period

Our company incurred a net loss of $56,757,853 for the nine month period ended September 30, 2007 compared to $7,268,246 in the nine month period ended September 30, 2006.

Our company incurred a net loss of $44,836,815 for the three month period ended September 30, 2007 compared to $2,599,560 in the three month period ended September 30, 2006.

Liquidity and Capital Resources

As at September 30, 2007, our company had cash on hand of $Nil (December 31, 2006 - $Nil) and a working capital deficiency of $58,431,666 (December 31, 2006 - $2,609,604). We will require additional financing to pursue our plan of operations.

On July 17, 2007, the company issued 20,482,600 common shares to various parties (see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds) to settle a total debt amount of $1,443,935.

Plan of Operations and Financing Requirements

We plan to spend approximately $2,398,300 over the next twelve months in carrying out our plan of operations, subject to our ability to obtain additional financing, and in repaying the note payables. Such amount excludes financing required to rectify our working capital deficiency of which we hope to negotiate settlement in common stock where possible. Should we be required to settle all payables and to repay the convertible debt in cash, our cash requirements would be approximately $4.5 million which excludes the accrued interest which we hope to negotiate in settlement with common stock. We have incurred recurring losses in our operations. To date, we have had negative cash flows from operations, are in default on one note payable and have been dependent on debt financing for our cash requirements. Based on these factors and our limited cash and working capital, we will require additional capital to pursue our plan of operations, as outlined above.

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

Notes Payable

On March 27, 2006, we entered into a loan agreement with Alliance Capital Ventures, LLC pursuant to which we issued a note payable in the principal amount of $400,000 and share purchase warrants to acquire 200,000 shares of our common stock exercisable at a price of $1.00 per share until March 26, 2011. The note was secured by 500,000 free trading shares (“Secured Shares”) of the Company’s common stock held by the former Vice-President of Investor Relations of the Company. Pursuant to the Pledge and Escrow Agreement, the Company is required to place additional shares in escrow if the quoted market price of the Secured Shares fell below a pre-determined threshold. As of September 30, 2007, the Company is required to place 7,557,234,400 shares in escrow as additional security, in accordance with the Pledge and Escrow Agreement to the note, of which nil has been put into escrow by the Company . The interest on the loan was originally 10% of the principal amount of the loan and the full amount of such interest is due and payable irrespective of whether the loan is paid on or before the date of maturity.

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

Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remained unpaid more than sixty days from July 31, 2006, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. As at September 30, 2007, default interest of $56,679,257 has been accrued. The Company paid debt issue costs of $49,500 and issued 100,000 common shares with a fair value of $220,000 as a finder’s fee. The costs have been capitalized as debt issue costs and were being amortized over the term of the debt. The current rate of interest at November on this debt is 80% per month and the amount outstanding is $56,679,257 as of September 30, 2007. With respect to the Pledge and Escrow Agreement, the Company is required to place in escrow 7,557,234,400 common shares, based on the requirements of the agreement.

On April 27, 2006, we entered into a loan agreement with Abettor Agencies, Ltd. pursuant to which we issued a note payable in the principal amount of $200,000 and share purchase warrants to acquire 100,000 shares of our common stock exercisable at a price of $1.00 per share until April 27, 2009. The principal amount of the loan was due in full on the earlier of August 25, 2006, or at the date upon which we close a round of equity financing with commitments in the aggregate of not less than $1,500,000. Interest is payable at the rate of 10% per annum during the term of the loan. We had defaulted on this note on August 25, 2006. Default interest is payable at the rate of 10% per month on the entire unpaid principal, along with any accrued and unpaid interest. In the event that any amounts remain unpaid more than sixty days from August 25, 2006, the default interest rate will increase to 15% per month thereafter until the debt is paid in full. The Company paid debt issue costs of $20,000 as a finder’s fee. The costs have been capitalized as debt issue costs and have been fully amortized. On July 17th, 2007, we entered into a debt settlement agreement with Abettor wherein, the parties agreed to settle the outstanding debt for a value of $719,805 payable by way of 6,000,000 common shares. In addition, the Company entered into a debt settlement agreement with Androgas Property, SA to settle the outstanding debt for a value of $174,940 payable by way of 3,498,800 common shares, and the Company also entered into debt settlement agreements with three additional creditors to settle an aggregate outstanding amount of $549,190 payable by way of 10,983,800 common shares.

Cash Flows from Operating Activities

Operating activities used cash of $190,735 in the nine month period ended September 30, 2007 compared to $1,320,201 in the nine month period ended September 30, 2006. Due to our inability to generate cash from operations, we rely on cash from financing activities to fund our operations.

Cash Flows from Financing Activities

In the nine month period ended September 30, 2007, financing activities provided cash of $189,513 as compared to $1,138,341 for the nine month period ended September 30, 2006. Proceeds from advances on notes payable provided cash of $136,186 during the first nine months of fiscal 2007 as compared to $645,892 for the same period in fiscal 2006. Proceeds from issuance of common stock on exercise of stock options provided cash of $66,000 during the nine months of fiscal 2007 as compared to $NIL for the same period in fiscal 2006.

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

The Company follows Emerging Issue Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs”, and capitalized direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. As at September 30, 2007, no website development costs have been capitalized.

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

New Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. Among other things, SFAS No. 155 permits the election of fair value re-measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company has determined that SFAS No.155 did not have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of out company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become involved in various claims and lawsuits incidental to its business.

A lawsuit was filed by Tira Wireless of Toronto, Ontario, Canada on March 15, 2007. Tira Wireless has claimed it is owed $21,000 by Ignition Technologies, a subsidiary of MGN Technologies. The lawsuit is currently pending. We know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, are an adverse party or has a material interest adverse to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have reported sales of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) in our Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission. In addition to these reported issuances, we completed the issuances described below during the nine month period ended September 30, 2007:

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

On July 17, 2007, our company issued 6,000,000 shares to Abettor Agencies, Inc. in connection with a debt settlement letter to settle a note payable in the amount of $719,805. The shares issued were made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear the appropriate restrictive legend.

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

On September 21, 2007, our company issued 2,200,000 to Don Currie, in connection with stock options exercised. The shares issued were made pursuant to exemptions from registration provided by Rule 904 of Regulation S promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear no restrictive legend pursuant to Form S-8 filed by the Company with the Securities and Exchange Commission.

On October 10, 2007, our company issued 2,200,000 to Darryl Cardey in connection with stock options exercised. The shares issued were made pursuant to exemptions from registration provided by Rule 904 of Regulation S promulgated thereunder, and exemptions available under applicable state securities laws and regulations. These shares will bear no restrictive legend pursuant to Form S-8 filed by the Company with the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities

We are currently in default under a loan in the principal amount of $400,000 from Alliance Capital Ventures, LLC for failing to repay amounts due upon maturity of the loan on July 31, 2006. The loan is secured by substantially all of our assets and our former Vice-President of Investor Relations had pledged 500,000 shares of our common stock as further security for the loan. Subsequent to this, the pledged shares have been transferred to Alliance Capital Ventures, LLC as partial payment, and $96,000 has been accrued in accounts payable and accrued liabilities as an amount owing to our former

Vice-President of Investor Relations. In the event that any amounts remained unpaid more than sixty days from July 31, 2006, as has been the case, the default interest rate will increase 5% each thirty day period thereafter until the debt is paid in full. The current rate of interest on this debt is 80% per month, and the amount outstanding is $56,679,257 as of September 30, 2007. The lender has not as yet taken any action upon the default and we are currently in discussions with the lender regarding the repayment of amounts due under the loan. For more information, see “Liquidity and Capital Resources”.

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

10.2	Purchase, Sale and Assumption Agreement dated March 1, 2004 to acquire Atlas’ interests in the Triangle “T” Area (incorporated by reference from our Current Report on Form 8-K filed on March 8, 2005)
10.3	Third Amended Property Option Agreement, dated February 15, 2004

Exhibit
Number	Description
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

10.11	Kahnawake Gaming Commission Temporary Client Provider Authorization (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.12	Credit Facility Agreement dated October 21, 2005, between Tryx Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.13	General Security Agreement dated October 21, 2005, between Tryx

Exhibit
Number	Description
Ventures Corp. and Androgas Property S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.14	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Trident Oil & Gas, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.15	Unwind Agreement dated October 21, 2005, between Tryx Ventures Corp. and Atlas Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on October 31, 2005)
10.16	2006 Stock Option Plan (incorporated by reference from our Form 10- KSB filed on April 17, 2006)
10.17	Consulting Agreement dated December 22, 2005, between MGN Technologies Inc. and Southgate SEO, LLC. (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.18	Marketing Agreement dated December 22, 2005, between MGN Technologies Inc. and Ownby Mobile Consulting, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.19	Investor Relations Agreement dated December 21, 2005, between MGN Technologies Inc. and Lyons LLC (incorporated by reference from our Current Report on Form 8-K filed on February 22, 2006)
10.20	Consulting Agreement dated January 8, 2006, between MGN Technologies Inc. and ECON Investor Relations (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.21	Consulting Agreement dated January 5, 2006, between MGN Technologies Inc. and Atlanta Capital Partners, LLC. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.22	Agreement dated January 3, 2006, between MGN Technologies Inc. and The Money Channel, Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.23	Investor Relations Agreement dated January 6, 2006, between MGN Technologies Inc. and First London Finance Ltd (incorporated by reference from our Current Report on Form 8-K filed on March 15, 2006)
10.24	Loan Agreement dated March 27, 2006 between MGN Technologies Inc. and Alliance Capital Ventures, LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2006)

Exhibit
Number	Description
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

November 19, 2007